Form 10-Q
period 1998-09-30
NATIONWIDE CREDIT INC
filed 1998-11-04
CIK 1059083

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


(Mark One)


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934


For the quarterly period ended  September 30, 1998  or
                               --------------------

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number  0001059083
                        -----------

                            NATIONWIDE CREDIT, INC.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                            58-1900192
  --------------------------------                   --------------------------
     (State or other jurisdiction                         (IRS Employer
   of incorporation or organization)                  Identification Number)



6190 Powers Ferry Road, 4th Floor, Atlanta, Georgia             30339
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:     (770) 644-7452
                                                       ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


  Yes  X    No
     -----   ------

                                 TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----


PART I.  FINANCIAL INFORMATION


  ITEM 1.  FINANCIAL STATEMENTS

  Condensed Consolidated Balance Sheets
   as of September 30, 1998 and December 31, 1997.........................1



  Condensed Consolidated Statements of Operations
   for the Three Months Ended September 30, 1998 and September 30, 1997
   and Nine Months Ended September 30, 1998 and September 30, 1997........3


  Condensed Consolidated Statements of Cash Flows
   for the Nine Months Ended September 30, 1998 and September 30, 1997....4

  Notes to Condensed Consolidated
   Financial Statements...................................................5



  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS..................................................7


PART II.  OTHER INFORMATION



SIGNATURE................................................................12

PART I.     FINANCIAL INFORMATION
            ITEM 1.  FINANCIAL STATEMENTS

NATIONWIDE CREDIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)




                                                                SUCCESSOR               PREDECESSOR
                                                              ---------------          ---------------
                                                               September 30,            December 31,
                                                                   1998                     1997
                                                                 Unaudited                 Audited
                                                             ----------------        -----------------
Assets
Current assets:
 Cash and cash equivalents
                                                                  $10,264                    $1,388
 Cash held for clients                                              1,188                       594
 Accounts receivable, net                                          11,588                    12,871
 Deferred tax assets                                                    -                     3,080
 Intercompany trade receivables                                         -                        68
 Prepaid expenses and other current assets                          1,242                     1,000
                                                       ------------------        ------------------
Total current assets                                               24,282                    19,001

Property and equipment                                             14,331                    27,607
Accumulated depreciation                                           (3,385)                  (16,017)
                                                       ------------------         ------------------
                                                                   10,946                    11,590
Other assets:
 Goodwill                                                         110,077                   139,262
 Other intangible assets                                            8,897                    20,737
 Deferred financing costs                                           4,282                         -
 Other assets                                                         172                       275
                                                       ------------------        ------------------
Total other assets                                                123,428                   160,274
                                                       ------------------        ------------------
Total assets                                                     $158,656                  $190,865
                                                       ==================        ==================

See accompanying notes.

NATIONWIDE CREDIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                SUCCESSOR               PREDECESSOR
                                                              --------------          ---------------
                                                              September 30,            December 31,
                                                                   1998                    1997

                                                                Unaudited                 Audited
                                                            ----------------        -----------------
Liabilities and stockholders' equity

Current liabilities:
 Collections due to clients                                      $1,188                      $594
 Accrued compensation                                             4,708                     3,495
 Accounts payable                                                 1,779                     1,652
 Accrued severance and office closure costs                         613                       202
 Other accrued liabilities                                        6,582                     3,410
 Intercompany trade payables                                          -                     2,344
 Current maturities of long-term debt                               250                     1,451
                                                            ----------------        -----------------
Total current liabilities                                        15,120                    13,148

Payable to First Data Corporation                                     -                   112,450

Deferred tax liability                                                -                     1,388

Accrued severance and office closure costs                        2,400                         -

Long-term debt
 Term loan facility                                              18,563                         -
 10.25% Senior notes due 2008                                   100,000                         -

Stockholders' equity:
Common stock, no par value
 Authorized shares - 10,000
 Issued and outstanding shares - 10                                   -                         -
Additional paid in capital                                       39,115                    41,506
Notes receivable  stockholders                                     (140)                        -
Retained earnings (deficit)                                     (16,402)                   22,775
Pension liability adjustment                                          -                      (402)
Total stockholder's equity                                       22,573                    63,879
                                                            ----------------        ------------------
Total liabilities and stockholder's equity                     $158,656                  $190,865
                                                           =================        ==================

See accompanying notes.

NATIONWIDE CREDIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)


                                             FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30                  ENDED SEPTEMBER 30
                                       ------------------------------------------------------------------
                                          Successor         Predecessor            Successor        Predecessor
                                             1998              1997                Unaudited           1997
                                          Unaudited          Unaudited                               Unaudited
                                       --------------    ---------------        -------------    ---------------
Revenue                                    $24,054            $30,086              $78,631             $91,354
Expenses:
 Salaries and benefits                      14,837             16,371               47,588              50,911
 Telecommunication                           1,128              1,405                3,897               4,691
 Occupancy                                     960              1,327                3,083               3,723
 Other operating and administrative          3,701              4,257               11,033              15,047
 Depreciation and amortization               5,962              3,682               18,218              10,547
 Provision for employee severance
   and office closure                            -                305                    -                 679
 Overhead charges from First
   Data Corporation                              -                  -                    -                 918
                                       --------------    ---------------        -------------    ---------------
Total expenses                              26,588             27,347               83,819              86,516

                                       --------------    ---------------        -------------    ---------------
Operating income (loss)                     (2,534)             2,739               (5,188)              4,838
Interest Expense                             3,170                 29               10,345                  92
                                       --------------    ---------------        -------------    ---------------
Income (loss) before income taxes           (5,704)             2,710              (15,533)              4,746

Provision for income taxes                       -              1,286                    -               2,560
                                       --------------    ---------------        -------------    ---------------
Income (loss) before extraordinary item     (5,704)             1,424              (15,533)              2,186


Extraordinary loss on debt
   extinguishment                                -                 -                   869                   -
                                       --------------    ---------------        -------------    ---------------
Net income (loss)                          $(5,704)            $1,424             $(16,402)             $2,186
                                       ==============    ===============        =============    ===============

See accompanying notes.


NATIONWIDE CREDIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                          For the Nine Months
                                                                           Ended September 30
                                                                 ------------------------------------
                                                                     Successor              Predecessor
                                                                        1998                    1997
                                                                 ----------------        ----------------
OPERATING ACTIVITIES
  Net income (loss)                                               $(16,402)                   $2,186
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                    3,385                     3,345
     Amortization                                                   14,833                     7,202
     Amortization of deferred financing costs                        1,431                         -
     Extraordinary loss on debt extinguishment                         869                         -
  Deferred tax provision                                                 -                       743
  Changes in operating assets and liabilities:
     Accounts receivable                                             1,283                    (3,280)
     Prepaid expenses and other assets                                (283)                      334
     Accrued compensation                                            1,744                       (80)
     Intercompany trade payables                                         -                       631
     Accounts payable, other accrued liabilities and
     other liabilities                                               3,741                        29
                                                              -----------------        -----------------
  Net cash provided by operating activities                         10,601                    11,110

INVESTING ACTIVITIES
  Acquisitions                                                           -                   (24,069)
  Purchases of property and equipment                               (3,371)                   (4,807)
                                                             -----------------         -----------------
  Net cash used in investing activities                             (3,371)                  (28,876)

FINANCING ACTIVITIES
  Proceeds from acquisition facilities                             125,000                         -
  Capital contribution from Parent                                  38,975                         -
  Funding of acquisition purchase price                           (157,270)                        -
  Purchase price adjustment                                          7,979                         -
  Proceeds from long-term debt                                      25,000                         -
  Proceeds from 10.25% Notes due 2008                              100,000                         -
  Repayment of acquisition facilities                             (125,000)                        -
  Repayment of long-term debt                                       (6,188)                   (1,500)
  Debt issuance costs                                               (6,582)                        -
 (To) from First Data Corporation                                       -                     18,584
 Other                                                                (268)                        -
 Net cash provided by financing activities                           1,646                    17,084
 Increase (decrease) in cash and cash equivalents                    8,876                      (682)
Cash and cash equivalents at beginning of period                     1,388                     4,109
                                                             -----------------        -----------------
Cash and cash equivalents at end of period                         $10,264                    $3,427
Supplemental disclosures of cash flow information:
 Interest paid                                                      $7,069
                                                             -----------------        -----------------
See accompanying notes.

NATIONWIDE CREDIT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

1.      ORGANIZATION AND BASIS OF PRESENTATION

   On December 31, 1997, NCI Acquisition Corporation (the "Buyer"), NCI Merger Corporation ("Merger Sub"), Nationwide Credit, Inc. (the "Company"), First Data Corporation (the "Seller") and its wholly owned subsidiary, First Financial Management Corporation ("FFMC"), entered into an agreement and Plan of merger (the "Merger Agreement") pursuant to which Merger Sub merged with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of the Buyer. The transaction was accounted for under the purchase method of accounting with the consideration and related fees of the acquisition allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The merger consideration consisted of $155.2 million in cash (before transaction costs of $2.1 million) and up to an additional $3.7 million, to be paid pursuant to the terms of an earn-out agreement in the event the Company achieves certain performance targets for the year ended December 31, 1998. The excess of the cost over the fair value of net assets acquired of $112.9 million is being amortized on a straight-line basis over 30 years. Other identifiable intangible assets are primarily comprised of the fair value of existing account placements acquired of $14.5 million and non-competition agreements of $5.7 million, which are being amortized over 1 and 4 years, respectively. The Company periodically reviews goodwill and other intangibles to assess recoverability. Impairment charges will be recognized in operations if the expected future operating cash flow (undiscounted and without interest charges) derived from such intangible assets is less than their carrying value. As a result of the acquisition of the Company and in connection with the implementation of the modified operating improvement plan, the Company has accrued estimated costs of approximately $4.0 million associated with closing certain offices and branches ($1.8 million), severance payments to employees ($0.9 million), relocation costs ($0.7 million) and other costs primarily associated with the write-down of leasehold improvements associated with the closed facilities ($0.6 million). Specifically, the company is closing and/or reducing branches which are not operating at full capacity, or whose operations can be consolidated with other branches. Any costs to be paid in 1999 and 2000 are primarily associated with lease commitments on facilities to be closed during 1998 and 1999.

   The Company has reached an agreement with First Data with respect to various matters relating to the acquisition of the company by its current shareholders in December 1997. A cash settlement of $10.9 million was received by the company in September 1998. The company used the cash payment to reduce indebtedness under its term loan facility by $6.0 million, to pay approximately $2.9 million in various expenses relating to the Company's operations under First Data management prior to January 1998, including obligations to the FTC and the DOE, and to increase cash available for working capital and other corporate operations by approximately $2.1 million.



   The acquisition and related fees were initially financed through borrowings of $125.0 million against a $133.0 million senior credit facility (the "Acquisition Facilities") provided by Lehman Commercial Paper, Inc. and a contribution of $40.4 million of equity capital (before related fees of $1.3 million).

2.       SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been excluded. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidation. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The accompanying unaudited consolidated financial statements should be read in the conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1997.

   Certain reclassifications have been made in the September 30, 1997 unaudited consolidated financial statements to conform to the September 30, 1998 presentation.

3. LONG TERM DEBT

   In January 1998, the Company implemented a financing plan which included the issuance of $100 million 10 1/4% Senior Notes due 2008 ("Old Notes") in a private placement (the "Offering"). The Company is in the process of exchanging the Old Notes for $100 million 10.25% Series A senior notes due 2008 ("New Notes") which are being registered under the Securities Act of 1933, as amended.

   As part of the financing plan, the Company also entered into a credit agreement (the "Credit Agreement") which provides for (1) a seven-year term loan facility in the amount of $25 million (the "Loan Term"), and (ii) a six-year revolving credit facility (the "Revolving Credit Facility") of $35 million. In connection with the Offering, all amounts outstanding under the Acquisition Facilities were repaid utilizing proceeds of the Offering and the Term Loan. The interest rate of the Term Loan and the Revolving Credit Facility is determined, at the Company's option, based upon the Eurodollar Base Rate (as defined the Credit Agreement) ("Eurodollar") plus 2.125% or the Base Rate, as defined, plus 1.125%. Interest payments are made quarterly for Base Rate loans. Interest payments on Eurodollar loans are made on the earlier of their maturity date or 90 days depending on their term. In addition, the Company is required to pay a commitment fee of .375% on the unused portion of the Revolving Credit Facility. The Term Loan is repaid in quarterly installments, which began March 31, 1998, in an aggregate annual principal amount of $0.25 million for each of the first six years and the remaining $23.5 million in the last year of the facility. Additionally, the Company is required to make annual prepayments, beginning with the year ending December 31, 1998, from Excess Cash Flow, as defined in the Credit Agreement. Prepayments are also required in the event of an equity or debt issuance, or upon certain dispositions of assets. Substantially all of the assets of the Company are pledged as collateral for borrowings under the Credit Agreement. The Credit Agreement requires the Company to, among other things, maintain certain financial ratios and limits the Company's indebtedness, acquisitions and capital expenditures. In August 1997, the Company negotiated revised covenants under the Credit Agreement. The Company was in compliance with these revised covenants as of September 30, 1998.

   The Credit Agreement provides for a first priority lien on substantially all properties and assets (including, among other things, all of the capital stock of the Company and each of its direct and indirect domestic subsidiaries, and 65% of the capital stock of first-tier foreign subsidiaries) of the Company and its direct and indirect domestic subsidiaries (excluding the Company's currently existing subsidiaries).

4. Subsequent Events

   The Company has settled the matter with the Federal Trade Commission by paying a civil penalty of $1.0 million and by implementing certain procedures in connection with the operation of the business, consisting primarily of disclosure to debtors of their rights and enhanced training and compliance reporting requirements. First Data has reimbursed the Company for the penalty and expenses incurred by the Company in connection with the FTC investigation. The settlement was filed with the court on October 6, 1998 in the form originally proposed, United States v. Nationwide Credit, Inc., Civ Act.
No. 1:98-CV-2929. The Company believes that compliance by the Company with the provisions of the consent Decree, as well as with the additional provisions related to the proposed settlement of the FTC investigation, will not materially affect the company's financial condition or ongoing operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  On December 31, 1997, NCI Acquisition Corporation (the "Buyer"),
NCI Merger Corporation ("Merger Sub"), Nationwide Credit, Inc. (the "Company"), First Data Corporation (the "Seller") and its wholly owned subsidiary, First Financial Management Corporation ("FFMC"), entered into an agreement and Plan of merger (the "Merger Agreement") pursuant to which Merger Sub merged with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of the Buyer. The transaction was accounted for under the purchase method of accounting with the consideration and related fees of the acquisition allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The merger consideration consisted of $155.2 million in cash (before transaction costs of $2.1 million) and up to an additional $3.7 million, to be paid pursuant to the terms of an earn-out agreement in the event the Company achieves certain performance targets for the year ended December 31, 1998. The excess of the cost over the fair value of net assets acquired of $112.9 million is being amortized on a straight-line basis over 30 years. Other identifiable intangible assets are primarily comprised of the fair value of existing account placements acquired of $14.5 million and non-competition agreements of $5.7 million, which are being amortized over 1 and 4 years, respectively. The Company periodically reviews goodwill and other intangibles to assess recoverability. Impairment charges will be recognized in operations if the expected future operating cash flow (undiscounted and without interest charges) derived from such intangible assets is less than their carrying value. As a result of the acquisition of the Company and in connection with the implementation of the modified operating improvement plan, the Company has accrued estimated costs of approximately $4.0 million associated with closing certain offices and branches ($1.8 million), severance payments to employees ($0.9 million), relocation costs ($0.7 million) and other costs primarily associated with the write-down of leasehold improvements associated with the closed facilities ($0.6 million). Specifically, the company is closing and/or reducing branches which are not operating at full capacity, or whose operations can be consolidated with other branches. Any costs to be paid in 1999 and 2000 are primarily associated with lease commitments on facilities to be closed during 1998 and 1999.


RESULTS OF OPERATIONS

Nine Months ended September 30, 1998, compared to Nine Months ended September 30, 1997.


  Revenue. Total revenue was $78.6 million for the nine months ended September 30, 1998, as compared to $91.4 million for the nine months ended September 30, 1997, a decrease of $12.8 million or 14.0%. The decline in revenue was
primarily the result of (i) a decrease in revenue earned of $10.6    million
from the cancellation of the old DOE contract and delayed placements under the new GSA and DOE contracts, (ii) a decrease in revenue from banking and retail businesses of $3.1 million primarily from lower placements on gas credit cards,
(iii) a decrease in revenue from healthcare account placements of approximately $ 0.7 million primarily caused by a strategic shift away from less profitable lines of business and (iv) a decrease in revenue from telecommunication account placements of approximately $1.8 million. These decreases were partially offset by the impact of the February 28, 1997 acquisition of Consolidated, increased revenue of $ 0.8 million from American Express and from on-site services of $1.7 million.

  Expenses. Salaries and benefits expense was $ 47.6 million for the nine months ended September 30, 1998, as compared to $50.9 million for the nine months ended September 30, 1997, a decrease of $3.3 million or 6.5%. Salaries and benefits did not decrease in proportion to revenue primarily due to the delayed placements from the DOE and GSA. The Company maintained its trained staff in anticipation of the receipt of these placements.

  Telecommunications expense was $3.9 million for the nine months ended September 30, 1998, as compared to $4.7 million for the nine months ended September 30, 1997, a decrease of $0.8 million or 17.0%. The decrease is primarily the result of lower rates as well as lower levels of activity.

  Occupancy expense was $3.1 million for the nine months ended September 30, 1998, as compared to $ 3.7 million for the nine months ended September 30, 1997, a decrease of $ 0.6 million or 16.2%, primarily resulting from the closing of one facility in the second quarter of 1998, and the reduction of space at a second facility in the third quarter of 1998.

  Other operating and administrative expense was $ 11.0 million for the nine months ended September 30, 1998, as compared to $15.1 million for the nine months ended September 30, 1997, a decrease of $4.1 million or 27.2%. The decrease is primarily due to savings generated by general expense controls offset by a one-time contract settlement expense of $1.6 million. In 1997, First Data had charged the Company $0.9 million for services now being performed and paid directly by the Company.

  There were no provisions for severance or office closures in the nine months ended September 30, 1998, nor were there any overhead charges from First Data. These two items amounted to $1.6 million for the nine months ended September 30, 1997.

Depreciation and amortization expense was $18.2 million for the nine months ended September 30, 1998, as compared to $10.5 million for the nine months ended September 30, 1997, an increase of $7.7 million or 73.3%. This increase reflects the amortization of intangibles arising from the Transactions.

  Operating Income (Loss). The Company incurred an Operating loss of $5.2 million for the nine months ended September 30, 1998, as compared to operating income of $ 4.8 million for the nine months ended September 30, 1997, a decrease of $10.0 million. This reduction is primarily due to the increase in amortization expense of $7.7 million , a decrease in revenue of $ 12.8 million, offset by the savings on operating expenses of $10.5 million.

  Interest Expense. Interest expense relating to the Term Loan Facility and Senior Notes was $10.3 million for the nine months ended September 30, 1998.

  Extraordinary Loss. The extraordinary loss on debt extinguishment of $ 0.9 million represents the write off of deferred debt issuance costs related to the interim financing of the Transactions.

  Net Income (Loss). The Company incurred a net loss for the nine months ended September 30, 1998, of $ 16.4 million, as compared to net income of $ 2.2 million in the same period of 1997.

Three Months ended September 30, 1998, compared to Three Months ended September 30, 1997.

  Revenue. Total revenue was $ 24.1 million for the three months ended September 30, 1998, as compared to $ 30.1 million for the three months ended September 30, 1997, a decrease of $6.0 million or 19.9%. The decline in revenue
was primarily the result of (i) a decrease in revenue earned of $4.8    million
from the cancellation of the old DOE contract and delayed placements under the new GSA and DOE contracts, (ii) a decrease in revenue from banking and retail businesses of $ 1.0 million primarily from lower placements on gas credit cards, and (iii) a decrease in revenue from telecommunication account placements of approximately $ 2.1 million. These decreases were partially offset by improved revenue of $ 1.2 million from onsite services.

  Expenses. Salaries and benefits expense was $14.8 million for the three months ended September 30, 1998, as compared to $16.4 million for the three months ended September 30, 1997, a decrease of $1.6 million or 9.8%. Salaries and benefits did not decrease in proportion to revenue primarily due to the delayed placements from the DOE and GSA. The Company maintained its trained staff in anticipation of the receipt of these placements.

  Telecommunications expense was $ 1.1 million for the three months ended September 30, 1998, as compared to $ 1.4 million for the three months ended September 30, 1997, a decrease of $ 0.3 million or 21.4%. The decrease was primarily the result of lower rates as well as lower levels of activity.


  Occupancy expense was $ 1.0 million for the three months ended September 30, 1998, as compared to $1.3 million for the three months ended September 30, 1997, a decrease of $0.3 million or 23.1%, primarily resulting from the reduction of space at a second facility in the third quarter of 1998.

  Other operating and administrative expense was $3.7 million for the three months ended September 30, 1998, as compared to $4.7 million for the three months ended September 30, 1997, a decrease of $1.0 million or 21.5% resulting from savings generated by general expense controls.

  There were no provisions for severance or office closures in the three months ended September 30, 1998, nor were there any overhead charges from First Data. These two items amounted to $0.3 million for the three months ended September 30, 1997.

  Depreciation and amortization expense was $ 6.0 million for the three months ended September 30, 1998, as compared to $3.7 million for the three months ended
September 30, 1997, an increase of   $2.3 million or 62.2%.  This increase
reflects the amortization of intangibles arising from the Transactions.

  Operating Income (Loss). The Company incurred an operating loss of $ 2.5 million for the three months ended September 30, 1998, as compared to operating income of $ 2.7 million for the three months ended September 30, 1997, a decrease of $ 5.2 million. This reduction is primarily due to the increase in amortization expense of $2.3 million, a decrease in revenue of $6.0 million, offset by the savings on operating expenses of $3.1 million.

  Interest Expense. Interest expense relating to the Term Loan Facility and Senior Notes was $3.2 million for the three months ended September 30, 1998.

  Net Income (Loss). The Company incurred a net loss for the three months ended September 30, 1998, of $ 5.7 million, as compared to net income of $ 1.4 million in the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities was $ 10.6 million for the nine months ended September 30, 1998 as compared to $11.1 million for the nine months ended September 30, 1997. Net income before extraordinary items and after adding back depreciation, amortization, taxes and interest (EBITDA) was $13.0 million as compared to $ 15.4 million in the 1997 period. Net working capital items, excluding accrued interest of $2.1 million, decreased by $ 4.4 million in the nine months ended September 30, 1998 as compared to an increase of $ 2.4 million in the nine months ended September 30, 1997.

  Cash used in investing activities for the nine months ended September 30, 1998 was $3.4 million, consisting of purchases of equipment and software. Cash used in investing activities for the nine months ended September 30, 1998 was $28.9 million, representing $4.8 million for equipment purchases and $24.1 million related to the February 1997 acquisition of Consolidated Collection Company.

  The Company received a settlement payment of $10.9 million from First Data. Consequently, the Company has reduced its indebtedness under the Term Loan Facility by $6.0 million. The Company had outstanding indebtedness under the Term Loan facility of $18.8 million as of September 30, 1998.

  In addition, the company used the settlement proceeds to pay approximately $2.9 million in various expenses relating to the Company's operations under First Data management prior to January 1998, including obligations to the FTC and the DOE, and to increase cash available for working capital and other corporate operations by approximately $2.1 million.

  Substantially all the agreements relating to the Company's outstanding indebtedness contain covenants that impact the Company's liquidity and capital resources, including financial covenants and restrictions on the incurrence of indebtedness and liens and asset sales. The Company negotiated an amendment of the Senior Credit Facility to revise the cumulative EBITDA and related ratio covenants to reflect the Company's revised EBITDA expectations. There can be no assurance that the Company will achieve such EBITDA expectations in the future. The Company was in compliance with all such covenants as of September 30, 1998.

     The Company has settled the matter with the Federal Trade Commission by paying a civil penalty of $1.0 million and by implementing certain procedures in connection with the operation of the business, consisting primarily of disclosure to debtors of their rights and enhanced training and compliance reporting requirements. First Data has reimbursed the Company for the penalty and expenses incurred by the Company in connection with the FTC investigation. The settlement was filed with the court on October 6, 1998 in the form originally proposed, United States v. Nationwide Credit, Inc., Civ Act.
No. 1:98-CV-2929. The Company believes that compliance by the Company with the provisions of the consent Decree, as well as with the additional provisions related to the proposed settlement of the FTC investigation, will not materially affect the company's financial condition or ongoing operations.

     Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the Senior Credit Facilities will be adequate to allow for anticipated capital expenditures for the next several years, to fund working capital requirements and to make required payments of principal and interest on its debt for the next several years. However, if the Company is unable to generate sufficient cash flows from operations in the future, it may be necessary for the Company to refinance all or a portion of its debt or to obtain additional financing, but there can be no assurance that the Company will be able to effect such refinancing or obtain additional financing on commercially reasonable terms or at all.

INCOME TAXES

  The Company has not recorded any tax benefit on it's loss before income taxes for the nine months ended September 30, 1998 as it is not "more likely than not" that the Company will be able to realize such benefits.

PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS



  The Company has settled the matter with the Federal Trade Commission by paying a civil penalty of $1.0 million and by implementing certain procedures in connection with the operation of the business, consisting primarily of disclosure to debtors of their rights and enhanced training and compliance reporting requirements. First Data has reimbursed the Company for the penalty and expenses incurred by the Company in connection with the FTC investigation. The settlement was filed with the court on October 6, 1998 in the form originally proposed, United States v. Nationwide Credit, Inc., Civ Act. No. 1:98-CV-2929. The Company believes that compliance by the Company with the provisions of the consent Decree, as well as with the additional provisions related to the proposed settlement of the FTC investigation, will not materially affect the company's financial condition or ongoing operations.

                                 SIGNATURE
                                 ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Nationwide Credit, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NATIONWIDE CREDIT, INC.



/s/ Michael Lord
--------------------------------------------------
Michael Lord
Chief Financial Officer



Dated:  November  4, 1998