Form 10-Q/A
period 1998-09-30
NATIONWIDE CREDIT INC
filed 1999-03-04
CIK 1059083

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-Q/A

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998 or
                               ------------------

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ------------

Commission file number 0001059083
                       ----------


                            NATIONWIDE CREDIT, INC.
                     -------------------------------------
            (Exact name of registrant as specified in its charter)


         Georgia                                          58-1900192
---------------------------------             ---------------------------------
  (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                   Identification Number)


6190 Powers Ferry Road, 4th Floor, Atlanta, Georgia             30339
---------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code:     (770) 644-7452
                                                        --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes  X    No
                                                             -----     -----

                               TABLE OF CONTENTS



                                                                PAGE
                                                                ----


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS - AMENDED........................... 1



     SIGNATURE................................................... 7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        On December 31, 1997, NCI Acquisition Corporation (the "Buyer"), NCI Merger Corporation ("Merger Sub"), Nationwide Credit, Inc. (the "Company"), First Data Corporation (the "Seller") and its wholly owned subsidiary, First Financial Management Corporation ("FFMC"), entered into an agreement and Plan of merger (the "Merger Agreement") pursuant to which Merger Sub merged with and into the Company, with the Company as the surviving corporation and a wholly subsidiary of the Buyer. The transaction was accounted for under the purchase method of accounting with the consideration and related fees of the acquisition allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The merger consideration consisted of $155.2 million in cash (before transaction costs of $2.1 million) and up to an additional $3.7 million, to be paid pursuant to the terms of an earn-out agreement in the event the Company achieves certain performance targets for the year ended December 31, 1998. The excess of the cost over the fair value of net assets acquired of $112.9 million is being amortized on a straight-line basis over 30 years. Other identifiable intangible assets are primarily comprised of the fair value of existing account placements acquired of $14.5 million and non-competition agreements of $5.7 million, which are being amortized over 1 and 4 years, respectively. The Company periodically reviews goodwill and other intangibles to assess recoverability. Impairment charges will be recognized in operations if the expected future operating cash flow (undiscounted and without interest charges) derived from such intangible assets is less than their carrying value. As a result of the acquisition of the Company and in connection with the implementation of the modified operating improvement plan, the Company has accrued estimated costs of approximately $4.0 million associated with closing certain offices and branches ($1.8 million), severance payments to employees ($0.9 million), relocation costs ($0.7 million) and other costs primarily associated with the write-down of leasehold improvements associated with the closed facilities ($0.6 million). Specifically, the company is closing and/or reducing branches which are not operating at full capacity, or whose operations can be consolidated with other branches. Any costs to be paid in 1999 and 2000 are primarily associated with lease commitments on facilities to be closed during 1998 and 1999.

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

        Expenses. Salaries and benefits expense was $ 47.6 million for the nine months ended September 30, 1998, as compared to $50.9 million for the nine months ended September 30, 1997, a decrease of $3.3 million or 6.5%. Salaries and benefits did not decrease in proportion to revenue primarily due to the delayed placements from the DOE and GSA. The Company maintained its trained staff in anticipation of the receipt of these placements and believes it would not have been prudent to eliminate trained personnel who would be required for DOE contracts that were later received.

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

        Expenses. Salaries and benefits expense was $14.8 million for the three months ended September 30, 1998, as compared to $16.4 million for the three months ended September 30, 1997, a decrease of $1.6 million or 9.8%. Salaries and benefits did not decrease in proportion to revenue primarily due to the delayed placements from the DOE and GSA. The Company maintained its trained staff in anticipation of the receipt of these placements and believes it would not have been prudent to eliminate trained personnel who would be required for DOE contracts that were later received

        Telecommunications expense was $ 1.1 million for the three months ended September 30, 1998, as compared to $ 1.4 million for the three months ended September 30, 1997, a decrease of $ 0.3 million or 21.4%. The decrease was primarily the result of lower rates as well as lower levels of activity.

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

        Interest Expense. Interest expense relating to the Term Loan Facility and Senior was $3.2 million for the three months ended September 30, 1998.

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

Year 2000

        Until recently, computer programs were written to store only the digits of date-related information in order to more efficiently handle and store data. Thus, the programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem."

        In 1997, the Company initiated a company-wide Year 2000 project based on a methodology recommended by the Gartner Group, with a dedicated Year 2000 Project Office and Coordinator. The Company expects to complete the process of defining, assessing and converting, or replacing, various programs and hardware to make them Year 2000 compatible by the end of 1998. At that time, the Company will conduct formal compliance testing of the renovated applications which cover all sensitive time periods (e.g., the weeks straddling December 1999 to January 2000, February 29, 2000, etc).

        The total cost for the Year 2000 remediation is estimated at approximately $1.5 million, which includes $0.4 million for the purchase of new software that will be capitalized and $1.1 million that will be expensed as incurred. The Company incurred and expensed approximately $0.3 million, through September 30, 1998, primarily for assessment of the Year 2000 issue, the development of a modification plan and programming costs.

        The Year 2000 Problem goes beyond the Company's internal computer systems and requires coordination with clients, vendors, government entities and other third parties to assure that their systems and related interface are compliant. Accordingly, the Company has implemented an aggressive client outreach program to analyze the data interfaces shared with customers, partners and suppliers and to communicate specific plans for their needs. Every client who shares electronic interfaces with the Company will be contacted and such interfaces will be completely aligned by the end of the third quarter of 1999. A vendor outreach program has also been implemented to identify critical systems for supplied products and services used, and to analyze the risk to the Company and its customers should the products or services fail. The targeted completion date for this activity is June 30, 1999, with the last half of 1999 reserved for auditing and testing activities. The procurement process was revised in early 1998 to prevent acquisition of non-compliant products.

        The Company is also addressing the impact of Year 2000 on its non-information technology systems, which include examination of each location to ensure lighting, elevators, copiers and fax machines function properly. This portion of the Year 2000 project is expected to be completed by the end of the third quarter of 1999. Additionally, on-going internal and external communications through monthly executive reviews and weekly project reviews ensure that progress is monitored by senior management.

                                 SIGNATURE
                                 ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Nationwide Credit, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NATIONWIDE CREDIT, INC.




/s/ Michael Lord
---------------------------
Michael Lord
Chief Financial Officer


Dated:  March 3, 1999