Form 10-K405
period 1998-12-31
NATIONWIDE CREDIT INC
filed 1999-03-31
CIK 1059083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

X         Annual Report Pursuant to Section 13 or 15(d) of the Securities
--        Exchange Act of 1934 (Fee required)
          For the fiscal year ended December 31, 1998.

-- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
          For the transition period from ______________ to ______________.

Commission file number 0001059083

                            NATIONWIDE CREDIT, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

        Georgia                                      58-1900192
  --------------------                             --------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation  or organization

6190 Powers Ferry Road, 4/th/ Floor, Atlanta, Georgia          30339
-----------------------------------------------------      --------------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code (770) 644-7452

Securities registered pursuant to Section 12(b) of the Act: None

Securities pursuant to Section 12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
     --     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.)


NO ESTABLISHED PUBLISHED TRADING MARKET EXISTS FOR THE COMMON STOCK, PAR VALUE $.01 PER SHARE, OF NATIONWIDE CREDIT, INC. ALL OF THE 1,000 OUSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF NATIONWIDE CREDIT, INC. ARE HELD BY NCI ACQUISITION CORPORATION.


Indicate the number of shares outstanding of each registrant's classes of common stock, as of the latest practicable date.

              CLASS                    OUTSTANDING AT MARCH 15, 1999
              -----                    -----------------------------
           COMMON STOCK                           1,000


                   DOCUMENTS INCORPORATED BY REFERENCE:  None

PART I

ITEM 1 - BUSINESS

Overview

     Nationwide Credit, Inc. (the "Company") is the among the largest independent providers of accounts receivable management services in the United States, as measured by the aggregate principal value of consumer debt placed by credit grantors for collection. The Company offers contingent fee collection, pre-chargeoff accounts receivable management and on-site collection management services, primarily to financial institutions, government agencies, telecommunications companies and healthcare providers. The Company provides customized past-due account collection and accounts receivable management services to its clients through a nationwide network of 16 call centers located in 14 states. The Company employs sophisticated call management systems comprised of predictive dialers, automated call distribution systems, digital switching and customized computer software.

     The Company has historically generated substantially all of its revenue from the recovery of delinquent accounts receivable on a contingency fee basis. The Company has begun providing pre-chargeoff accounts receivable management services, in which the Company contacts debtors earlier in the collection cycle in an effort to bring the account current before the credit grantor formally charges off the past-due balance. In addition, in 1998, the Company began providing outsourcing services to a major telecommunications company. The Company provides trained personnel and management resources while the client provides the facility and equipment. Revenue is earned and recognized upon collection of the accounts receivable for contingent fee services and as work is performed for fixed fee services. The Company enters into contracts with most of its clients, which define, among other things, fee arrangements, scope of services and termination provisions. Generally, either party may terminate the contracts on 30 to 90 days' notice.

     The Company's costs consist principally of payroll and related personnel costs, telecommunications, occupancy and other operating and administrative costs, and depreciation and amortization. Payroll and related personnel costs consist of wages and salaries, commissions, bonuses and benefits. Other operating and administrative costs include postage and mailing costs, equipment maintenance, marketing, data processing and professional fees.


Company History

     On December 31, 1997, NCI Acquisition Corporation (the "Buyer"), NCI Merger Corporation ("Merger Sub"), the Company, First Data Corporation (the "Seller") and its wholly owned subsidiary, First Financial Management Corporation ("FFMC"), entered into an Agreement and Plan of merger (the "Merger Agreement") pursuant to which Merger Sub merged with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of the Buyer (the "Merger"). The transaction was accounted for under the purchase method of accounting with the consideration and related fees of the acquisition allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. After applicable purchase price adjustments, the merger consideration consisted of $147.3 million in cash, (before transaction costs of $2.6 million). The excess of the cost over the fair value of net assets acquired of $116.0 million is being amortized on a straight-line basis over 30 years. Other identifiable intangible assets are primarily comprised of the fair value of existing account placements acquired of $14.5 million and non-compete agreements of $5.7 million, which are being amortized over one and four years, respectively. The Merger and related fees were initially financed through borrowings of $125.0 million against a $133.0 million senior credit facility (the "Acquisition Facilities") provided by Lehman Commercial Paper, Inc. and a contribution of $40.2 million of equity capital. The Acquisition Facilities, including the fees and expenses related thereto, were refinanced through (i) $100.0 million of proceeds from an offering of 10.25% Senior Notes (the "Notes"), and (ii) $60.0 million of senior secured debt (the "Senior Credit Facilities"), of which $25.0 million was drawn concurrent with the execution of the Notes. The Merger, the Acquisition Facilities, the Senior Credit Facilities and the offering of the Notes, together with the application of the proceeds from the Acquisition Facilities, the Senior Credit Facilities and the Notes, are collectively referred to as the "1998 Transactions". As a result of the acquisition of the Company and in connection with the implementation of an operating improvement plan, the Company has accrued estimated costs of approximately $4.0 million associated with closing certain offices and branches ($2.3 million), severance payments to employees ($0.8 million), and relocation costs ($0.9 million). Specifically, the company is closing and/or reducing branches which are not operating at full capacity, or whose operations can be consolidated with other branches. Any costs to be paid in 1999 and 2000 are primarily associated with lease commitments on facilities closed or to be closed during 1998 and 1999.

Competitive Strengths

     The accounts receivable management industry is highly fragmented and competitive. The Company competes with approximately 6,500 providers, including large national corporations such as Outsourcing Solutions, Inc., GC Services, Inc., and Equifax, as well as many regional and local firms. Many larger clients retain multiple accounts receivable management and recovery providers which exposes the Company to continuous competition in order to remain a preferred vendor. In addition, despite what the Company believes to be a trend among credit grantors to outsource their accounts receivable functions, many of the Company's clients and prospective clients internally satisfy varying portions of their accounts receivable management requirements. Moreover, the Company has recently expanded its services to include pre-chargeoff accounts receivable and on-site collection management services, which certain of the Company's competitors have previously undertaken. There can be no assurance that the Company's clients and potential clients will not decide to increase their reliance on internal accounts receivable capabilities or the Company's competitors to provide these services. The Company believes that the primary competitive factors in obtaining and retaining clients are the ability to provide customized solutions to a client's requirements, personalized service, sophisticated call and information systems and price.

     The Company believes that it has the following competitive strengths:

     Reputation as an Industry Leader.   The Company has been in the accounts
receivable management business since 1947 and has grown to become one of the largest independent providers of accounts receivable management services in the United States, as measured by placement volume. The Company has long-standing relationships with many of its clients.

     Collection Performance.    Most clients utilize multiple accounts
receivable management providers and choose these providers based upon overall collection results. The Company has developed a disciplined approach to collections that effectively utilizes technology and personnel training programs in a way that management believes is unique in the industry. The Company is often one of the largest providers of accounts receivable management services to its major clients as a result of solid collections performance.

     National Presence.   The Company operates in all 50 states through 16 call
centers and one corporate office. The Company believes its ability to collect nationally provides a competitive advantage when servicing large, national credit grantors and positions it well to benefit from the industry's ongoing consolidation.

     Strong Management.   Beginning with the appointment of Jerrold Kaufman as
president and chief executive officer in September of 1996, the Company has assembled an executive management team with extensive experience in the collections industry, call center management and labor intensive operations. In addition, the Company has a very experienced team of line managers at the call center level. These managers have worked an average of over nine years with the Company.

     Distinguished Client Base.   The Company services a large and diverse
client base, and its more than 400 clients include American Express, BellSouth, the Department of Education (the "DOE"), First Union, the General Services Administration (the "GSA"), General Motors Acceptance Corporation ("GMAC"), MCI, Mobil, Bank of America, Novus (issuer of DISCOVER Card) and Texaco. Moreover, the Company (or its predecessors) has been in the collection business since 1947 and has had relationships with some of its clients for more than 25 years, including Texaco (47 years), Mobil (35 years) and American Express (27 years).

Business Strategy

     The Company's experience, performance and market share contributes to its success and position as an industry leader. In order to generate increased revenue and reduce costs, the Company has developed a business strategy emphasizing the following key components:

     Focus on Core Collection Activities.   The Company believes it has a
competitive advantage in the marketplace based on its reputation and performance as a leading collection services provider serving a wide range of credit grantors. Due to favorable industry trends, the Company believes that the contingent placement market will continue to experience attractive growth, and the Company intends to rely on its strong collection performance to attract a greater share of contingent placements from existing clients and to develop new contingent placement relationships.

     Expand Pre-Chargeoff Services.   The Company intends to further expand its
pre-chargeoff services to provide more comprehensive collection solutions for its clients. In response to significantly higher delinquencies, credit grantors are increasingly outsourcing their pre-chargeoff accounts receivable management functions. Growth in the pre-chargeoff business is expected to complement and diversify the Company's existing revenue base by creating a more predictable revenue stream through the establishment of additional longer-term fixed-fee contracts.

     Implement Operating Improvement Plan.   In the first quarter of 1997, the
Company's new management team began implementing an operating improvement plan designed to improve productivity, further integrate the Company's various acquired businesses and reduce costs. This plan included (i) reducing the number of information systems utilized by the Company, (ii) reducing overhead expense by reducing corporate staff headcount through attrition and (iii) significantly reducing the number of unprofitable and lower margin clients. In connection with the Merger on December 31, 1997, management, along with Centre Partners Management, LLC ("Centre Partners"), affiliates of Weiss, Peck & Greer, LLC ("WPG") and Avalon Investment Partners, LLC ("Avalon" and together with Centre Partners and WPG, the "Investor Group) and NCI Acquisition Corporation, a Delaware Corporation, ("NAC"), approved a modification to the operating improvement plan to rationalize the Company's operating facilities, which will result in additional headcount reduction and relocation of personnel.

     Leverage Size and National Reach.   The Company believes that its national
presence, infrastructure and operating expertise allow it to provide superior accounts receivable management for large national credit grantors, including the federal government. The Company intends to capitalize on its ability to manage large national placements by taking advantage of opportunities that arise from consolidation among credit grantors and by extending its non-traditional services to clients located throughout the United States.

     Utilize Technology to Increase Collections.   Since the beginning of 1994,
the Company has made capital expenditures of over $15 million in its telecommunications equipment, software and computer systems. These investments enable the Company to operate more efficiently and manage large accounts receivable programs. The Company is able to customize procedures and reports to meet the varying needs of its clients. The Company believes that these capital expenditures and technological capabilities will continue to enhance its competitive position.

     Grow through Acquisitions.   The Company has completed acquisitions of
other collection service providers to expand its client base, acquire new service capabilities, and enter new market segments. For example, the Company acquired Consolidated Collection Co. ("Consolidated") in February 1997, to expand its telecommunications business. The Company intends to review acquisition candidates on an ongoing basis and will seek to make opportunistic acquisitions to further solidify its market position. The Company does not currently have any agreements with respect to future acquisitions.

Services

     In order to achieve its objective of becoming the accounts receivable manager of choice for its clients, the Company has developed specialized and cost-effective services. The Company's wide range of programs and products allows its clients to customize services received in ways that meet their outsourcing objectives. These services range from traditional, post-chargeoff contingency collection services to complete on-site management of all stages of a client's accounts receivable process.


     Following is a description of the services offered by the Company:

     Contingent Fee Services.   The Company is among the largest independent
providers of contingent fee services in the United States and offers a full range of contingent fee collection services to consumer credit grantors. The Company utilizes sophisticated management information systems to leverage its experience with locating, contacting and effecting payment from delinquent account holders. With 16 call centers in 14 states and approximately 2,375 employees, the Company has the ability to service a large volume of accounts with national coverage. The Company generated approximately 83%, 93% and 95% of its revenue through contingent fee services for the years ended December 31, 1998, 1997 and 1996, respectively.

     Pre-Chargeoff Receivable Management Services.   In addition to traditional
contingent fee services, the Company has developed pre-chargeoff programs. In these programs, the Company receives accounts from credit grantors before chargeoff and earns a fixed fee per account rather than a percentage of realized collections. With its operational expertise in managing receivables, the Company offers credit grantors a variety of pre-chargeoff outsourcing options including
(i) staff augmentation, (ii) inbound and outbound calling programs, (iii) skiptracing (in cases where the client's customer's telephone number or address is unknown, a systematic search is performed using postal change of address services, credit agency reports, consumer data bases, electronic telephone directories, and tax assessor and voter registration sources, and (iv) total outsource. Account follow-up is an extension of the client's existing procedures utilizing experienced customer service collection personnel to fully collect balances of delinquent accounts. The Company believes that outsourcing these services allows credit grantors to reduce collections costs while also achieving lower delinquencies, improved customer retention and reduced chargeoffs.

     On-Site Call Center Management Services.   The Company has expanded its
services to include on-site call center management for a major telecommunications company whereby the Company manages the client's directory assistance operations by providing management, collection personnel and related services at the customer's location. This program allows clients to outsource their accounts receivable collection activities, while maintaining supervisory oversight. The Company's management directs the efforts of the entire collection staff and, through its expertise, provides efficient use of the customer's technology and creative collection techniques. The Company expects to offer these services across all of its markets in the future.

Operations

     Clients typically place accounts with the Company daily or weekly by electronic data transfer. Account collection procedures are either specified contractually by the credit grantor or designed by the Company to meet performance and productivity goals. These procedures are designed to increase recoveries based on the account's age and balance, the debtor's payment and credit history and the effort required to locate the debtor.

     The Company has developed sophisticated collection procedures for account treatment. Automated processes allow collection representatives to access personal and credit information necessary to make early contact with debtors. After account preparation, the Company employs complex telephone and correspondence strategies designed to initiate contact, perhaps the most difficult task in the process. The Company seeks to maximize collections and minimize expense through the use of automated dialing programs as well as manual calling efforts.

The Company has also designed account flow processes whereby accounts are automatically transferred to specialized branch locations at prescribed time periods. These branch locations utilize targeted collection efforts to increase the chance of recovery.

     Upon contact with a debtor and in accordance with account collection procedures agreed upon with the client, collection representatives attempt to negotiate a settlement, which may include immediate payment in full, mutually agreed upon payment terms or, in some cases, a reduction in principal. In some instances, legal action is required to effect collection from delinquent debtors. Once the Company receives permission from the creditor to pursue legal action, the Company forwards the account to its independent network of attorneys.

Customers

     The Company services a large and recognized client base which includes American Express, BellSouth, the DOE, First Union, the GSA, GMAC, MCI, Mobil, Bank of America, Novus (issuer of DISCOVER card) and Texaco. Many of these clients have used the Company or its predecessors for more than 25 years including Texaco (47 years), Mobil (35 years), and American Express (27 years).

     The Company categorizes its clients by industry. The Company's revenues from the following industries for 1998, are:

          Financial Services             49.3%
          Telecommunication              16.3%
          Retail                         13.3%
          Institutional (1)              11.6%
          Healthcare                      8.9%
          Other                           0.6%
                                        ------
            Total                       100.0%
                                        ======
_________
(1) Institutional revenue consists primarily of revenue from local, state and federal government entities.

     Revenue from American Express for the years ended December 31, 1998, 1997 and 1996 accounted for approximately 36%, 28%, and 30% of the Company's revenue, respectively. Revenue from the DOE for years ended December 31, 1998, 1997, and 1996 accounted for approximately 9%, 17% and 23% of the Company's revenue, respectively. In addition, the Company's ten largest clients accounted for approximately 70%, 63% and 66% of the Company's revenue for the years ended December 31, 1998, 1997 and 1996, respectively. A significant downturn in placements by these clients or a change in placement or compensation practices could have a material adverse effect on the Company.

     Most client contracts entered into by the Company define, among other things, fee arrangements, scope of services and termination provisions. Generally clients may terminate such a contract on 30 or 60 days notice. Accordingly, there can be no assurance that existing clients will continue to use the Company's services at historical levels, if at all. Under the terms of these contracts, clients are not required to place accounts with the Company but do so on a discretionary basis. In addition, substantially all of the Company's contracts are on a contingent fee basis in which the Company recognizes revenue only as accounts receivable are recovered.


Sales and Marketing

     The Company's sales and marketing activities are coordinated by the Company's President and managed by the senior vice president of sales, supported by a sales force of five professionals. The President is directly responsible for the Company's largest account, American Express. The Company's marketing strategy is to (i) attract a greater share of placements by strengthening relationships with targeted clients, (ii) expand the services it provides to its existing clients by offering end-to-end receivable management services and (iii) target new clients in high-growth markets.

     In its sales efforts, the Company emphasizes its industry experience, reputation, collection performance and national presence, which the Company believes are the four key factors considered by large credit grantors when selecting an accounts receivable service provider. The Company will increasingly focus on cross-selling its full range of outsourcing services to its existing clients and will use its product breadth as a selling point in developing new business.

Technology

     The Company utilizes a variety of management information and telecommunications systems to enhance productivity in all areas of its business. The Company has three primary software systems dedicated to its core business. One system is a program developed and used primarily for one of its largest clients. A third party developed the other two systems and the Company believes them to be the most advanced commercially available collection software. Both systems have been tailored to meet the specific needs of the Company's customers and, in many cases, to integrate smoothly into their accounts receivable management processes. These systems also interface with certain commercially available databases, which provide information used for debtor evaluation and contacts.

     All three systems utilize a mainframe configuration and are designed to provide maximum flexibility to the call centers while providing the centralized controls necessary for effective management and for client interfaces. The in-house system also implements a distributed architecture, allowing each collections facility to function independently.

     In addition, the Company utilizes sophisticated telecommunications equipment, including automated call distribution systems and power dialers, which significantly increase account representative productivity over conventional manual dialing. Since the beginning of 1994, the Company has made capital expenditures of over $15 million in its telecommunications equipment, software and computer systems. The Company is in the process of upgrading its systems and hardware to allow for anticipated growth.

     A key component of the Company's operating improvement plan has been the reduction of its collection operating system platforms from nine to three. This reduction has resulted in significant cost savings due to reduced personnel and other costs associated with programming, data processing and other administrative functions.

Governmental Regulation

     Certain of the Company's operations are subject to compliance with the Fair Debt Collection Practices Act ("FDCPA") and comparable statutes in many states. Under the FDCPA, a third-party collection agency is restricted in the methods it uses to collect consumer debt. For example, a third-party collection agency is limited in communicating with persons other than the consumer about the consumer's debt, may not telephone at inconvenient hours and must provide verification of the debt at the consumer's request. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the FDCPA. In addition, most states and certain municipalities require collection agencies to be licensed with the appropriate authorities before collecting debts from debtors within those jurisdictions. The Company maintains required licenses in all jurisdictions in which it operates. It is the Company's policy to comply with the provisions of the FDCPA, comparable state statutes and applicable licensing requirements. The Company has established certain policies and procedures to reduce the likelihood of FDCPA and related state statute violations. All account representatives receive extensive training on these policies and must pass a test on the FDCPA. Account representatives work in an open environment, which allows managers to monitor interaction with debtors, and the system automatically alerts managers of potential problems if calls extend beyond a certain duration.

     The Company is also subject to the Fair Credit Reporting Act which regulates the consumer credit reporting industry and which may impose liability on the Company to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate.

     The accounts receivable management business is also subject to state regulation. Some states require that the Company be licensed as a debt collection company. Management believes that the Company currently holds applicable licenses from all states where required.

     Strict compliance with all of the relevant laws and regulations governing the accounts receivable management industry is a top priority of the Company. The Company is establishing new processes for complaint prevention and resolution that are expected to be the standard for the debt collection industry. The processes will be administered in the field and monitored by the general counsel's office and a special committee of the Board of Directors. Any complaint against the Company or one of its employees is recorded, a thorough investigation is initiated and appropriate corrective measures are taken. The Company is extremely earnest in its efforts to avoid complaints.

Employees and Training

     As of December 31, 1998, the Company had a total of approximately 2,375 employees, of which approximately 1,240 were collectors and 620 were directory assistance operators. None of the Company's employees is represented by a labor union. The Company believes that its relations with its employees are good.


     The Company's success in recruiting, hiring and training a large number of employees is important to its ability to provide high quality accounts receivable management and collections services to its clients. The Company believes that the experience and depth of its call center management personnel afford it a significant competitive advantage compared to other collection agencies. These personnel have worked with the Company for an average of over nine years. The Company recognizes the significant role these line managers play in the Company's success and, to assist in their retention, the Company compensates them at levels it believes to be above the industry standard. The Company does not limit hiring to those with previous collection experience. Generally, the Company hires a mix of people with previous experience in collections or accounts receivable management, as well as people whom the Company believes possess the necessary skills to be successful collectors.

     All new employees are required to successfully complete the Company's extensive training program. The Company designed its training program to foster competency and proficiency in the employee's collection activities, including negotiating skills and account procedures. The instructors for the training program are all certified by the American Collectors Association. All collector training provides full, in-depth coverage of compliance with the FDCPA and other laws governing the industry. To the extent required, all collectors are licensed and registered for states where the debtors reside. Only after licensing, registration, and training are collectors assigned an account for collection.

ITEM 2 - PROPERTIES

     The company currently operates 16 branches and one corporate office in 14 states across the United States, all of which are leased. The chart below summarizes the Company's facilities as of December 31, 1998:



                                                          Approximate
                     Location of Facility                Square Footage
                     --------------------                --------------

                      Marietta, GA                              70,000
                      Dallas, TX                                 7,372
                      Atlanta, GA                               48,413

                      Lynnwood, WA                              13,811
                      Sacramento, CA                            13,967
                      Aurora, CO                                27,681
                      Louisville, KY                            11,218
                      Hendersonville, TN                        36,505
                      Brentwood, TN                              1,400
                      Phoenix, AZ                               44,966
                      Woburn, MA                                 7,603
                      Shawnee Mission, KS                        8,711
                      Houston, TX                               10,555
                      Lauderdale Lake, FL                        6,316
                      Westlake, OH                              13,127
                      Endicott, NY                              12,001


     The leases of these facilities, most of which contain renewal options, expire between 1999 and 2003. The Company believes that facilities are adequate for current operations, but additional facilities may be required to support growth. The Company believes that suitable additional or alternative space will be available as needed on commercially acceptable terms.

ITEM 3 - LEGAL PROCEEDINGS

     The Company is involved in legal proceedings from time to time in the ordinary course of business involving claims for damages, which constitute routine litigation incidental to the business.

     The FTC staff completed its investigation regarding the Company's compliance with the 1992 Consent Decree. Without admitting liability for any of the alleged violations of the FDCPA, the Company settled the matter in October 1998 by paying a civil penalty of $1.0 million and by implementing certain procedures in connection with the operation of the business, consisting primarily of disclosure to debtors of their rights and enhanced training and
compliance reporting requirements.   In connection with the Merger, First Data
agreed to indemnify the Company for any monetary penalty and expenses incurred in connection with the FTC investigation. The settlement was filed with the court on October 6, 1998 in the form originally proposed, United States v. Nationwide Credit, Inc., Civ. Act. No. 1:98-CV-2929. The Company believes it is in compliance with the provisions of the Consent Decree.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     All of the Company's outstanding common stock is held by NCI Acquisition Corporation, and, accordingly, there is no established public trading market for the Company's Common Stock. The Company paid no dividends since inception, and its ability to pay dividends is limited by the terms of certain agreements related to its indebtedness.

Dividend Policy

     The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, the Company's Senior Credit Facilities prohibit the Company from paying cash dividends without the lender's prior consent. The Company currently intends to retain future earnings to finance its operations and fund the growth of the business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant.

Recent Sales of Unregistered Securities

     Not Applicable


ITEM 6 - SELECTED HISTORICAL FINANCIAL INFORMATION AND OTHER DATA

     In the 1998 Transactions, the Company was acquired by NAC. The predecessor to the Company (the "Predecessor Company") was Nationwide Credit, Inc., a wholly owned subsidiary of FFMC, a wholly owned subsidiary of First Data. The Predecessor Company was acquired in June 1990 by FFMC. First Data's October 1995 merger with FFMC, accounted for under the pooling of interests method, resulted in the combination of First Data's accounts receivable management company, ACB, with the Company. ACB was primarily the result of two businesses purchased and combined by First Data in 1993. The following table presents selected historical consolidated financial information of the Company and the Predecessor Company, as of the dates and for the periods indicated. The selected consolidated historical financial information should be read in conjunction with the consolidated financial statements and notes thereto and ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' included elsewhere in this report. The 1998 Consolidated Financial Information of the Company has been audited by Arthur Andersen LLP, independent public accountants. The historical consolidated financial information of the Predecessor Company for the years ended December 31, 1994 through 1997 have been derived from the respective consolidated financial statements. The years ended 1995, 1996, and 1997 have been audited by Ernst & Young LLP, independent auditors. The historical consolidated financial information for the year ended December 31, 1994, has been derived from unaudited consolidated financial statements of the Predecessor Company and, in the opinion of management, includes all adjustments (consisting of normal, recurring, and other adjustments, which are primarily purchase accounting adjustments associated with the two business acquisitions by First Data in 1993) necessary for a fair presentation of financial position and results of operations and cash flows as of the dates and for the periods indicated.

                                         ------------------------------------------------------------------------------------
                                                                        Year Ended December 31,
                                                                        (dollars in thousands)
                                              1994             1995             1996             1997              1998
                                         ------------------------------------------------------------------------------------
                                                                    Predecessor                                 The Company
                                         ------------------------------------------------------------------------------------
                                         (Unaudited)                                                                  (1)

Income Statement Data:
Revenue ...............................        $143,376         $154,506         $138,905         $119,013          $ 102,797
Expenses
    Salaries and benefits  .............         74,353           81,114           73,636           66,376             64,825
    Telecommunication  .................         10,075            9,539            7,341            6,236              4,960
    Occupancy  .........................          4,959            5,148            4,602            5,014              4,212
    Other operating and
     administrative  ...................         22,963           27,102           26,586           22,516             14,249
    Depreciation and amortization.......         10,002           11,893           12,021           14,364             24,315
    Provision for merger costs,
     employee severance
     and office closure (2).............             --           13,562            4,323              679              1,563
    Goodwill write-off..................             --               --               --               --             10,100
    Overhead charges from First Data ...          1,434            1,545            1,389            1,190                 --

                                              -------------------------------------------------------------------------------
    Operating income (loss)  ...........         19,590            4,603            9,007            2,638           ( 21,427)
    Interest expense, net  .............            680              501              241              122             13,418
                                              -------------------------------------------------------------------------------
    Income (loss) before income
     taxes and extraordinary item ......         18,910            4,102            8,766            2,516            (34,845)
    Provision for income taxes  ........          8,438            2,611            4,449            2,423                 --
                                              -------------------------------------------------------------------------------
    Income (loss) before extraordinary
     item ..............................         10,472            1,491            4,317               93            (34,845)
    Extraordinary loss on debt
     extinguishment  ...................             --               --               --               --                783
                                              -------------------------------------------------------------------------------
    Net income (loss)  .................       $ 10,472         $  1,491         $  4,317         $     93          $ (35,628)
                                               ==============================================================================
Other Data:
    Ratio of earnings to fixed
     charges (3) .......................          10.2x             3.1x             6.2x             2.4x                 --
    Adjusted EBITDA (4) ................       $ 29,592         $ 30,058         $ 25,351         $ 21,169          $  14,551
    Adjusted EBITDA margin (4) .........           20.6%            19.5%            18.3%            17.8%              14.2%
Net Cash Provided By (Used In):
    Operating activities ...............            N/A         $ 20,973         $ 23,898         $ 14,624          $   4,023
    Investing activities ...............            N/A           (7,748)          (7,824)         (29,626)          (153,409)
    Financing activities ...............            N/A          (14,488)         (18,197)          12,281            151,199
    Capital expenditures ...............       $  5,800         $  5,016         $  7,005         $  5,465          $   3,897
Balance Sheet Data:
    Cash ...............................                                                          $  1,388          $   3,201
    Total assets .......................                                                           190,865            140,315
    Total indebtedness  (5) ............                                                           113,901            118,750
    Stockholder's Equity ...............                                                            63,879              3,697

(1) In February 1997, the Predecessor Company acquired certain assets of Consolidated for $23.3 million. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Consolidated are included in the Company's consolidated financial statements from the date of acquisition.

(2) In 1998, the Company recorded a charge for office closure of $1.6 million. The provision for merger costs, employee severance and office closure for the years 1995, 1996 and 1997 represents charges incurred as a result of integrating the operations of the Company and ACB, which resulted from First Data's 1995 merger with FFMC.

(3) For purposes of the ratio of earnings to fixed charges, (i) earnings include earnings before income taxes and fixed charges and (ii) fixed charges consist of interest on all indebtedness, amortization of deferred financing costs and that portion of rental expense that the Company believes to be representative of interest expense. The Company's earnings were insufficient to cover fixed charges by $34.8 million for the year ended December 31, 1998.

(4) Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization and provision for merger costs, employee severance and office closure, goodwill write-off, a non-recurring contract settlement expense, non-recurring settlement expense with the FTC and a non-recurring expense
    related to DOE chargebacks.   Adjusted EBITDA reconciles to net income as
    follows:

                                                                                     Year Ended December 31,
                                                                        ------------------------------------------------
                                                                          1994      1995      1996      1997       1998
                                                                        ------------------------------------------------
                                                                                                                   The
                                                                                     Predecessor                 Company
                                                                        ------------------------------------------------
Net Income (loss)                                                        $10,472   $ 1,491   $ 4,317   $    93   ($35,628)
Add: Depreciation and amortization                                        10,002    11,893    12,021    14,364     24,315
        Goodwill write-off                                                    --        --        --        --     10,100
  Provision for merger costs, employee
   severance and office closure                                               --    13,562     4,323       679      1,563
   Non-recurring contract settlement                                          --        --        --     1,553         --
  Non-recurring settlement expense with the FTC and
              expenses associated with DOE chargebacks                        --        --        --     1,935         --
   Interest expense, net                                                     680       501       241       122     13,418
   Provision for income taxes                                              8,438     2,611     4,449     2,423         --
   Extraordinary loss on debt extinguishment                                  --        --        --        --        783
                                                                         -------   -------   -------   -------  ---------
Adjusted EBITDA                                                          $29,592   $30,058   $25,351   $21,169  $  14,551
                                                                         ================================================

    The Company believes that Adjusted EBITDA presents a more meaningful measure than EBITDA since Adjusted EBITDA excludes non-recurring expenses for which First Data has indemnified the Company, and for which the Company will have no on-going cash requirements and which are expected to have no impact on the on-going operations of the Company. Adjusted EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. The Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue. Management believes that these ratios should be reviewed by its bondholders because the Company's lenders use them as one means of analyzing the Company's ability to service its debt and the Company understands that they are used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate Adjusted EBITDA in the same fashion and therefore these ratios as presented may not be comparable to other similarly titled measures of other companies.

(5) Total indebtedness as of December 31, 1998 includes $100.0 million Senior Notes due 2008 and an $18.8 million term loan. Total indebtedness as of December 31, 1997 includes a $112.5 million non-interest bearing note payable to First Data.

(6) In December 1998, management determined that a goodwill write-off was required relating to the Denver operation. The revenue from continuing clients is not sufficient to cover fixed operating costs of a separate facility. The Company closed the Denver facility on February 28, 1999 and moved the remaining account placements to another facility. The Company recorded a goodwill write-off of $10.1 million related to the Denver operation which represented approximately 65% of the goodwill attributed to the Denver operation.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Nationwide Credit, Inc. (the "Company") was acquired in a purchase transaction (the "Transaction") on December 31, 1997. The predecessor to the Company was Nationwide Credit, Inc., (the "Predecessor Company") a wholly owned subsidiary of First Financial Management Company ("FFMC"). The following discussion is based upon and should be read in conjunction with ''Selected Historical Financial Information and Other Data'', included elsewhere in this report.

  All information as of and prior to December 31, 1997 is for the Predecessor Company and may not be readily comparable to the 1998 financial information of the Company because of the significance of purchase accounting adjustments and differences in financial structure of the Company.

Overview

     The Company was acquired from First Data Corporation ("First Data") by NCI Acquisition Corporation, a Delaware corporation ("NAC") on December 31, 1997, in a transaction accounted for as a purchase. The Predecessor Company was previously a wholly owned subsidiary of FFMC, which is a wholly owned subsidiary of First Data. The Predecessor Company was acquired in June 1990 by FFMC. First Data's October 1995 merger with FFMC, accounted for under the pooling of interests method, resulted in the combination of First Data's accounts receivable management company, ACB Business Services, Inc. ("ACB"), with the Predecessor Company. ACB was primarily the result of two business combinations consummated by First Data in 1993 accounted for under the purchase method of accounting. The Predecessor Company has historically relied on First Data for certain general and administrative functions and cash management needs.

     On February 28, 1997, the Predecessor Company acquired certain assets of Consolidated Collection Co. ("Consolidated"), a telecommunications accounts receivable management company based in Denver, Colorado. The acquisition was accounted for under the purchase method of accounting. The historical results of operations of the Predecessor Company include the revenue and expenses of Consolidated from the date of acquisition. Total consideration for the purchase was $23.3 million.


General

     The Company is among the largest independent providers of accounts receivable management services in the United States, as measured by the aggregate principal value of consumer debt placed by credit grantors for collection. The Company offers contingent fee collection, pre-chargeoff accounts receivable management and on-site management services, primarily to financial institutions, government agencies, telecommunications companies and healthcare providers. The Company provides sophisticated, customized past-due account collection and accounts receivable management services to its clients through a nationwide network of 16 call centers.


     The Company has historically generated substantially all of its revenue from the recovery of delinquent accounts receivable on a contingent fee basis. The Company also provides pre-chargeoff accounts receivable management services, in which the Company contacts debtors earlier in the collection cycle in an effort to bring the account current before the credit grantor formally charges off the past-due balance. Revenue is earned and recognized upon collection of the accounts receivable for contingent fee services and as work is performed for fixed fee services. The Company enters into contracts with most of its clients, which define, among other things, fee arrangements, scope of services and termination provisions. Generally, either party may terminate contingency fee
contracts on 30 to 90 days' notice.   Fixed fee contracts tend to be longer in
duration with extended termination provisions. In 1998, the Company began providing outsourced directory assistance services to a major telecommunications company. Revenue is earned based on operator hours worked. The Company provides the labor force and management; the client provides the facility and technology infrastructure.

     The Company's costs consist principally of payroll and related personnel costs, telecommunications, occupancy, other operating and administrative costs, and depreciation and amortization. Payroll and related personnel costs consist of wages and salaries, commissions, bonuses and benefits. Other operating and administrative costs include postage and mailing costs, equipment maintenance, marketing, data processing and professional fees.

Results of Operations

Comparison of year ended December 31, 1998, to year ended December 31, 1997 (Predecessor).

     Revenue. Total revenue decreased $16.2 million or 13.6% from $119.0 million for 1997 to $102.8 for 1998. The decrease was primarily the result of
(i) a reduction in revenue from the Department of Education ("DOE") and the General Services Administration ("GSA") of $12.9 million resulting from the reduction of contracts with the Company from four to one, a requirement of the DOE, and a delay in new placements under the new GSA contract, (ii) a decrease of $4.1 million revenue, primarily from lower placements on gas credit cards and telecommunications companies, and (iii) a decrease in revenue from healthcare account placements of $0.9 million due to the elimination of unprofitable clients, and (iv) a decrease in revenue from telecommunications account placements of $3.1 million. These decreases were partially offset by increased revenue of $0.8 million from American Express and $3.2 million from on-site services.

     Expenses. Salaries and benefits expense decreased $1.6 million or 2.3% from $66.4 million for 1997 to $64.8 million for 1998. During 1998, the Company maintained the level of trained staff it deemed necessary to service the anticipated DOE and GSA placements. As a result, salaries and benefits expense did not decrease in proportion to the revenue decrease. The Company determined it would not have been prudent to eliminate trained personnel who would be required for DOE placements that were later received.

     Telecommunications expense decreased $1.3 million or 20.5% from $6.2 million for 1997 to $4.9 million for 1998. The decrease is primarily the result of lower negotiated long distance rates and lower call volume.

     Occupancy expense decreased $0.8 million or 16.0% from $5.0 million for 1997 to $4.2 million for 1998. The company closed its Atlanta data center and consolidated these operations into the Phoenix data center and reduced occupied space in the Denver facility.

     Other operating and administrative expense decreased $8.3 million or 36.7% from $22.5 million for 1997 to $14.3 million for 1998. The decrease is the result of the continuation of the Company's operating improvement plan offset by
certain charges in 1997.   In 1997, the Predecessor Company incurred a non-
recurring contract settlement expense of approximately $1.6 million, a non-recurring charge of $0.9 million to correct for out-of- balance conditions that occurred during the 1996 integration of ACB and the Predecessor Company operations, a non-recurring litigation settlement expense with the FTC of $1.0 million and a non-recurring charge related to DOE charge-backs of $0.9 million. In addition, other operating and administrative expenses included a $2.1 million charge for the year ended December 31, 1997 for doubtful accounts related to billing disputes. These billing disputes, known as short pays, were recorded as a reduction in revenue for 1998.

     Provision for employee severance and office closure was $1.6 million in 1998. In 1997, the Predecessor Company incurred $0.7 million related to employee severance. The Company is in final negotiations with real estate brokers to lease a new facility for its corporate offices. This charge represents the future rent obligations under the existing lease offset by estimated sublease income less broker commissions. The Company expects to vacate its current headquarters facility during the second quarter of 1999.

     Overhead charges from First Data Corporation, the Company's former Parent, were $1.2 million for 1997. These charges represent certain administrative functions performed by First Data for the Company. In 1998, these services were performed by the Company.

     Depreciation and amortization expense increased $9.9 million or 69.3% from $14.4 million for 1997 to $24.3 million for 1998. This increase represents results from the amortization of goodwill and other intangibles arising from the
Transactions.   Specifically, the value of existing placements of $14.5 million was amortized over 12 months. Non-compete agreements of $5.4 million are amortized over four years and goodwill is amortized over 30 years.

     Goodwill Write-off. In December 1998, management determined that a goodwill write-off was required relating to the Denver operation. The revenue from continuing clients is not sufficient to cover fixed operating costs of a separate facility. The Company closed the Denver facility on February 28, 1999 and moved the remaining account placements to another facility. The Company recorded a goodwill write-off of $10.1 million related to the Denver operation which represented approximately 65% of the goodwill attributed to the Denver operation.

     Operating income (loss). The Company incurred an operating loss of $21.4 million for 1998, a decrease of $24.0 million from operating income of $2.6 million for 1997. The decrease was caused by a number of factors each of which are mentioned above. To summarize, the reduction was primarily due to a decrease in revenue of $16.2 million, the increase in depreciation and amortization expense of $9.9 million, a goodwill impairment charge of $10.1 million, offset by operating expense reductions of approximately $12.2 million.

     Interest expense. Interest expense relating to the Term Loan Facility and Senior Notes was $13.4 million for 1998. Prior to the Transaction, the Predecessor Company had intercompany payables and receivables with First Data and its affiliates. In 1997, the Predecessor Company had minimal external debt.

     Extraordinary loss. The extraordinary loss on debt extinguishment of $0.8 million represents the write off of deferred debt issuance costs related to the interim financing of the Transaction.

     Net income (loss). The Company incurred a net loss of $35.6 for 1998, a decrease of $35.7 million from net income of $0.1 million for 1997.


Comparison of year ended December 31, 1997, to year ended December 31, 1996 for the Predecessor Company

     Revenue.   Total revenue was $119.0 million for the year ended December 31,
1997, as compared to $138.9 million for the year ended December 31, 1996, a decrease of $19.9 million, or 14.3%. The decline in revenue was primarily the result of (i) a decrease in the Company's revenue from federal, state and local governmental agencies, caused primarily by (a) the DOE's decision in June 1996 to reduce the contingency fee rates paid to all vendors, including the Company, and (b) the DOE's decision in April 1997 to temporarily discontinue placements while conducting a bidding process for new contracts, both of which, in turn, caused revenue from the DOE to decrease from $31.6 million in the year ended December 31, 1996 to $20.7 million in the year ended December 31, 1997, (ii) a decrease in the Company's revenue from American Express from $41.8 million in the year ended December 31, 1996 to $33.7 million in the year ended December 31, 1997, caused primarily by a decline in the contingency fee rates paid by American Express to all vendors, including the Company, and a change in the composition of accounts receivable placed by American Express with the Company and (iii) a strategic reduction in healthcare account placements by the Company to eliminate a significant number of unprofitable clients. The Company believes that these factors may continue to affect revenues going forward. These decreases were partially offset by revenue increases of approximately $10.2 million associated with the acquisition of Consolidated in February 1997.

     Expenses.   Salaries and benefits expense was $66.4 million for the year ended December 31, 1997 as compared to $73.6 million for the year ended December 31, 1996, a decrease of $7.2 million or 9.9%. Salaries and benefits expense, which largely comprises variable costs, decreased due to the lower volume of account placements and lower contingency fee rates during 1997 as compared to 1996. Salaries and benefits expense, as a percent of revenue, increased primarily due to the revenue decline associated with the Company's contract with the DOE.

     Telecommunications expense was $6.2 million for the year ended December 31, 1997 as compared to $7.3 million for the year ended December 31, 1996, a decrease of $1.1 million or 15.1%. The decrease resulted from a lower volume of account placements during 1997 as compared to 1996.

     Occupancy expense was $5.0 million for the year ended December 31, 1997, as compared to $4.6 million for the year ended December 1996, an increase of $0.4 million or 9.0%. The increase resulted primarily from the acquisition of Consolidated in February 1997.

     Other operating and administrative expense was $22.5 million for the year ended December 31, 1997, as compared to $26.6 million for the year ended December 31, 1996, a decrease of $4.1 million or 15.3%. The decrease resulted primarily from operational costs incurred in 1996 associated with the integration and consolidation of ACB and the Company and operational improvements gained during 1997 as a result of certain efficiencies gained from the merger of the Company and ACB, and cost savings resulting from the Operating Improvement Plan. In addition, a significant portion of the decrease relates to an expense provision to correct for certain out-of- balance conditions that occurred during the 1996 integration of the ACB and Company operations resulting from the October 1995 merger of First Data and FFMC. This expense provision amounted to $3.0 million in 1996 and $0.9 million for the first six months of 1997. These decreases were partially offset by (i) a non-recurring contract settlement expense of approximately $1.6 million and (ii) a non-recurring litigation settlement expense with the FTC and a non-recurring expense related to DOE charge backs aggregating to approximately $1.9 million. Other operating and administrative expenses included a $2.1 million charge for the year ended December 31, 1997 for doubtful accounts, compared to a charge of $2.4 million for the year ended December 31, 1996. During the course of preparing the December 31, 1997 financial statements, management, as a consequence of performing analyses and studies, concluded that, on average, 1.87% of its 1997 billings were not collectible. This situation was created by a number of factors including, but not limited to, billing disputes which arise when certain customers believe that the Company is not entitled to the commission it has billed. The charge of $2.1 million was recorded in the year ended December 31, 1997 to reflect the billings that the Company had determined were not collectible. The Company believes that these disputes have been recurring in nature and has instituted policies and procedures that it believes are adequate to resolve this issue.

     Depreciation and amortization expense was $14.4 million for the year ended December 31, 1997, as compared to $12.0 million for the year ended December, 1996, an increase of $2.4 million or 19.5%. The increase resulted primarily from the amortization expense of the goodwill and other intangibles associated with the Consolidated acquisition in February 1997.

     The provision for merger costs, employee severance and office closure was $0.7 million for the year ended December 31, 1997 as compared to $4.3 million for the year ended December 31, 1996, a decrease of $3.6 million or 84.3%. The charges resulted from the integration of the operations of the Company and ACB and relate to employee severance and branch office closure costs.

     Overhead charges from First Data were $1.2 million for the year ended December 31, 1997, as compared to $1.4 million for the year ended December 31, 1996, a decrease of $0.2 million or 14.3%. First Data allocated general corporate overhead based on 1.0% of the Company's revenue, therefore, the decrease in overhead charges results from the decrease in revenue in 1997 as compared to 1996. These overhead charges are not necessarily indicative of actual or future costs.

     Operating Income.   Operating income was $2.6 million for the year ended
December 31, 1997, as compared to $9.0 million for the year ended December 31, 1996. The $6.4 million or 71.4% decrease is caused by a number of factors each of which are mentioned above. To summarize, revenues declined by $19.9 million or 14.3% even after including the $10.2 million increase associated with the February 1997 acquisition of Consolidated. Salaries and benefits, which represents the Company's most significant expense, declined by $7.2 million or 9.8%. As a percentage of revenue, salaries and benefits increased from 53.0% in 1996 to 55.8% in 1997. The resulting net impact of these decreases in revenues and salaries and benefits on operating income was a decrease of $12.7 million. In addition, the acquisition of Consolidated generated a $2.4 increase in depreciation and amortization expense. Partially offsetting this aggregate $15.1 million decrease in operating income were reductions of $4.1 million in other operating and administrative expenses, $3.6 million in severance and office closure costs and $1.0 million in telecommunications and occupancy costs and overhead charges from First Data.

Liquidity and Capital Resources

     In 1998, the Company's principal sources of cash were from operations. Cash was used for purchases of property and equipment, investments in technology, acquisitions and repayment of principal and interest on debt.


     Cash provided by operating activities was $4.0 million, $14.6 million and $23.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in cash provided by operating activities for the year ended December 31, 1998 versus the year ended December 31, 1997, was primarily due to a decrease in net income and increased working capital needs. The decrease in cash provided by operating activities for the year ended December 31, 1997, versus the year ended December 31, 1996, was primarily due to (i) a decrease in net income of $4.2 million and (ii) a decrease in working capital items of $2.8 million in the year ended December 31, 1996 versus an increase of $1.9 million in the year ended December 31, 1997.

     Net income before extraordinary items and after adding back depreciation, amortization, taxes and interest (EBITDA) generated $14.6 million for the year ended December 31, 1998 as compared to $17.0 million for the same period in 1997. Alternatively, the decreased cash provided by operating activities was primarily due to (i) a decrease in EBITDA of $2.4 million, (ii) interest paid of $7.4 million, and (iii) decrease in working capital items $1.5 million.

     Cash used in investing activities was $153.4 million, $29.6 million and $7.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase from 1997 was primarily due to the acquisition of the Company on December 31, 1997. Cash provided by First Data was used to fund this acquisition. No acquisitions occurred during 1998. Other than cash used for the Consolidated acquisition in February 1997, the Company's principal use of cash in investing activities during 1996, 1997 and 1998 was for capital expenditures, primarily for new computer and telecommunications equipment.

     Cash provided by (used in) financing activities was $151.2 million, $12.3 million and ($18.2) for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease from 1997 to 1998 was primarily due to the Transaction. Specifically, (i) the interim financing of the Transaction ("Notes"), (ii) the refinancing of the interim facility with the issuance of $100 million 10.25% Senior notes due 2008 and a $25.0 million seven-year term loan facility ("Term Loan Facility"), and (iii) the payment of transaction costs. The increase from 1996 to 1997 was primarily due to net intercompany repayments in 1996 as compared to net intercompany borrowings to fund the acquisition of Consolidated in 1997.

     As a result of the acquisition of the Company by NAC and the implementation of the operating improvement plan, the Company has accrued estimated costs of approximately $4.0 million associated with closing certain offices and call centers ($2.3 million), severance payments to employees ($0.8 million) and relocation costs ($0.9 million). Of the $4.0 million, $1.3 million was paid in 1998, $1.8 million is expected to be paid in 1999 and $0.9 million is expected to be paid in 2000. Specifically, the Company is closing and/or reducing branches which are not operating at full capacity, or whose operations can be consolidated with other branches. Any costs to be paid in 1999 and 2000 are primarily associated with lease commitments on facilities to be closed during 1998 and 1999.

     In connection with the Transaction, the Company implemented a financing plan which included the $133.0 million Acquisition Facilities, comprised of an $8.0 million revolving credit facility and a $125.0 million term loan facility and the net proceeds of $39.0 million from the sale of Common Stock by NAC which, in turn, had been contributed to the Company. The Acquisition Facilities were refinanced through: (i) $60.0 million of senior secured facilities (the ''Senior Credit Facilities''), comprised of a $35.0 million six-year revolving credit facility (the ''Revolving Credit Facility''), and a $25.0 million seven-year term loan facility (the ''Term Loan Facility''), and (ii) the issuance of the Notes. The Revolving Credit Facility has been reduced to $5.0 million and the Term Loan Facility has been paid down $6.2 million to $18.8 million.

     Amounts outstanding under the Term Loan Facility and the Revolving Credit Facility bear interest at the Company's option of either (A) the Base Rate plus the Applicable Margin or (B) the Eurodollar Rate plus the Applicable Margin. The Applicable Margin on loans under the Revolving Credit Facility ranges from 1.375% to 3.50% and the Applicable Margin on the Term Loan Facility ranges from 1.75% to 3.75%; provided, that the Applicable Margin on loans under the Revolving Credit Facility was initially 1.875% for a Eurodollar Loan and 0.875% for a Base Rate Loan and the Applicable Margin on loans under the Term Loan Facility was initially 2.125% for loans utilizing the Eurodollar Rate and 1.125% for loans utilizing the Base Rate. The Term Loan Facility is repayable in quarterly installments in an aggregate annual principal amount of $0.25 million for each of the first six years and the remaining $17.5 million in the last year of the facility. The Company has approximately $5.0 million of unborrowed availability under the Revolving Credit Facility at December 31, 1998.


     Substantially all the agreements relating to the Company's outstanding indebtedness contain covenants that impact the Company's liquidity and capital resources, including financial covenants and restrictions on the incurrence of indebtedness and liens and asset sales. The Company has also negotiated an amendment to the Senior Credit Facility that revises the cumulative EBITDA and related ratio covenants to reflect the Company's revised EBITDA expectations. The Company was in compliance with the revised covenants as of December 31, 1998.

     The ability of the Company to meet its debt service obligations and to comply with the restrictive and financial covenants contained in the Senior Credit Facility and under the Notes will be dependent on the future operating and financial performance of the Company, which will be subject in part to a number of factors beyond the control of the Company, such as prevailing economic conditions, interest rates and demand for credit collection services.

     The Company reached an agreement with First Data with respect to various matters relating to the acquisition of the Company by its current shareholders in December 1997. The settlement included a cash payment of $10.9 million to the Company. The Company reduced its Term Loan indebtedness under the credit agreement by $6.0 million. The remaining $4.9 million was used to pay approximately $2.9 million in various expenses relating to the Company's operations under First Data management prior to January 1998, including obligations to the FTC and the DOE, and to increase cash available for working capital and other corporate operations by approximately $2.0 million.

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

Income Taxes

     The Company has not recorded any tax benefit on its loss before income taxes for the year ended December 31, 1998 as it is presently not ''more likely than not'' that the Company will be able to realize such benefits.

     The Predecessor Company's effective tax rates for the years ended December 31, 1997 and 1996 were 96.3% and 50.8%, respectively. The effective rate differed from the federal statutory rate of 35% due to state taxes and non-deductible goodwill and a decrease in income before income taxes, without any corresponding decrease in non-deductible goodwill. The 1997 effective tax rate differs from the 1996 tax rate due to the decrease in taxable income in 1997 without any corresponding decreases in state taxes and non-deductible goodwill.

     The Predecessor Company's results of operations for the years 1997 and 1996 have been included in the consolidated federal income tax returns of First Data. The Predecessor Company's historical income tax expense is presented as if the Predecessor Company had not been eligible to be included in the consolidated tax returns of First Data. Under the terms of the Merger Agreement, all of the goodwill and other intangible assets recorded in connection with the acquisition are expected to be deductible for federal income tax purposes over 15 years.

Year 2000  Remediation

     Until recently, computer programs were written to store only the digits of date-related information in order to more efficiently handle and store data. Thus, the programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem."

     In 1997, the Company initiated a company-wide Year 2000 project based on a methodology recommended by an outside consultant, with a dedicated Year 2000
Project Office and Coordinator.   The Company has completed the process of
defining, assessing and converting, or replacing, various programs and hardware to make them Year 2000 compatible. The Company is currently conducting formal compliance testing of the renovated applications, which cover all sensitive time periods (e.g., the weeks straddling December 1999 to January 2000, February 29, 2000, etc).

     The total cost for the Year 2000 remediation is estimated at approximately $1.5 million, which includes $0.4 million for the purchase of new software that will be capitalized and $1.1 million that will be expensed as incurred. The Company incurred and expensed approximately $0.6 million for the year ended December 31, 1998, primarily for assessment of the Year 2000 issue, the development of a modification plan and programming costs.

     The Year 2000 Problem goes beyond the Company's internal computer systems and requires coordination with clients, vendors, government entities and other third parties to assure that their systems and related interfaces are compliant. Accordingly, the Company has implemented an aggressive client outreach program to analyze the data interfaces shared with customers, partners and suppliers and to communicate specific plans for their needs. Clients sharing electronic interfaces with the Company are currently being contacted and such interfaces will be completely aligned by the end of the third quarter of 1999. A vendor outreach program has also been implemented to identify critical systems for supplied products and services used, and to analyze the risk to the Company and its customers should the products or services fail. The targeted completion date for this activity is June 30, 1999, with the last half of 1999 reserved for auditing and testing activities. The procurement process was revised in early 1998 to prevent acquisition of non-compliant products.

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

     The Company recognizes the need for contingency plans in all aspects of the project. Such plans are now being outlined, particularly with vendors and clients, with a targeted completion date of June 30, 1999. As circumstances change, these contingency plans will be adjusted throughout the last half of 1999.

     The Company believes that with testing and communication with its clients, vendors and employees, the Year 2000 problem will not pose significant operational problems for its computer systems. However, if such testing and analysis is not completed in a timely fashion or if the Company's clients or significant suppliers do not successfully achieve Year 2000 compliance, the Year 2000 Problem could have a material impact on the operations of the Company including a reduction in revenue and profit.


     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

Seasonality and Quarterly Fluctuations

     Historically, the Company's business tends to be slower in the third and fourth quarters of the year due to the summer and the holiday seasons. However, the Company could experience quarterly variations in revenue and operating income as a result of many factors, including the timing of clients' referrals of accounts, the timing of the hiring of personnel, the timing of operating expenses incurred to support new business, and changes with certain contracts as the Company could incur costs in periods prior to recognizing revenue under those contracts.

Impact of Inflation

     There was no significant impact on the Company's operations as a result of inflation during the years ended December 31, 1998, 1997 or 1996.

Recent Accounting Pronouncements

     In March 1998, the AICPA issued SOP 98-1, ''Accounting for the Costs of Computer Software Developed or Obtained for Internal Use''. The SOP is effective for the Company beginning on January 1, 1999; however, earlier adoption is permitted. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses internal development costs for internal use software as incurred.

     In April 1998, the AICPA issued SOP 98-5, ''Reporting the Costs of Start-Up Activities''. The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 are written-off and any future start-up costs are expensed as incurred. The Company has no capitalized start-up costs recorded as of December 31, 1998.

     In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133 ''Accounting for Derivative and Hedging Activities'' (SFAS 133). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 1999. The Company is evaluating the impact of SFAS 133 on the Company's future earnings and financial position, but does not expect it to be material.


ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK


---------------------------------------------------------------------------------------------------------------------
                                                   Long Term Debt
                                               Non-Traded Instruments
                                               As of December 31, 1998
                                                     (in $000's)
---------------------------------------------------------------------------------------------------------------------
                                        1999     2000     2001     2002     2003   Thereafter     Total    Fair Value
---------------------------------------------------------------------------------------------------------------------
Variable Rate:
Term Loan Facility :                  $  250   $  250   $  250   $  250   $  250     $ 17,500    $ 18,750     $18,750
         $18 million                    9.00%    9.00%    9.00%    9.00%    9.00%        9.00%
         $.75 million                  10.50%   10.50%   10.50%   10.50%   10.50%       10.50%
Revolving Credit Facility ($US)

Fixed Rate:
Senior Notes due 2008:                $   --   $   --   $   --   $   --   $   --     $100,000    $100,000     $83,000
         $100 million @ 10.25%                                                          10.25%


     In January 1998, the Company implemented a financing plan which included the issuance of $100 million 10.25% Senior Notes due 2008 in a private placement. The Company exchanged these notes for $100 million 10.25% Series A Senior Notes due 2008 which are were registered under the Securities Act of 1933, as amended. As part of the financing plan, the Company also entered into a credit agreement (the "Credit Agreement") which provides for (1) a seven-year term loan facility in the amount of $25 million (the "Term Loan"), and (ii) a six-year revolving credit facility (the "Revolving Credit Facility") of $5 million.

     Amounts outstanding under the Term Loan Facility and the Revolving Credit Facility bear interest at the Company's option of either (A) the Base Rate plus the

Applicable Margin or (B) the Eurodollar Rate plus the Applicable Margin. Interest payments are made quarterly for Base Rate loans. Interest payments on Eurodollar loans are made on the earlier of their maturity date or 90 days depending on their term. The above table presents the rates paid under variable instruments at year end. Changes in the Base Rate or Eurodollar Rate will impact the actual interest rates paid by the Company.

     The Company's primary market risk exposure with respect to these instruments is that of interest rate risk. The Base Rate for any given day for the Term Loan Facility and Revolving Credit Facility is equal to the greatest of
(i) the Prime Rate in effect on such day, (ii) the Base CD Rate in effect on such day plus 1%, and (iii) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. The Company is vulnerable to changes in all of these rates.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company commence at page F-1 of this Annual Report.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and positions of the respective directors of the Company's board of directors (the ''Board of Directors'') and the executive officers of the Company. All directors hold office until the next annual meeting of stockholders of the Company and until their successors are duly elected and qualified.


        Name                   Age   Position
        David B. Golub          36    Director, Vice Chairman of the Board
        Jerrold Kaufman         59    Chief Executive Officer, President and Director
        Nora E. Kerppola        34    Director
        Loren F. Kranz          46    Chief Operating Officer, Executive Vice President,
                                      Secretary and Director
        Wesley W. Lang, Jr.     41    Director, Chairman of the Board
        Lester Pollack          65    Director
        Jeffrey A. Weiss        54    Director
        Craig S. Whiting        42    Director
        Paul J. Zepf            34    Director
        Micahel Lord            52    Chief Financial Officer and Treasurer
        Gregory Schubert        33    Senior Vice President--Operations

     David B. Golub is a Managing Director of Centre Partners. He has worked at Centre Partners and a predecessor fund, Corporate Advisors, L.P. (''Corporate Advisors''), since 1988. Mr. Golub also serves as a director of The Burton Corporation and Manorhouse Retirement Centers, Inc.

     Jerrold Kaufman joined the Company in October 1994 as the Senior Vice President of Sales and Marketing. In June 1996, Mr. Kaufman was named Executive Vice President, Sales and Marketing and in September was named President of the Company. Prior to joining the Company, Mr. Kaufman held several executive positions in the accounts receivable collections industry. From 1986 to 1992, Mr. Kaufman worked for American Creditors Bureau, where he was Vice President of sales and marketing and served as a director. In 1992, Mr. Kaufman started ABACUS Financial Management Services and served as its Chairman and Chief Executive Officer until 1994.

     Nora E. Kerppola is a Principal of Weiss, Peck & Greer, L.L.C., Inc. which she joined in 1994 from Investor International (U.S.). Ms. Kerppola also serves as a director of Dollar Financial Group, Inc. and Powell Plant Farms, Inc.

     Loren F. Kranz joined the Company in January 1997. Mr. Kranz has substantial general management experience in highly labor intensive, customer-focused business activities. He held numerous positions during his 23-year tenure with General Electric Company (''General Electric''). In his most recent assignment with General Electric, Mr. Kranz served as CEO of Advanced Services, Inc., a wholly owned subsidiary of GE Appliances.

     Wesley W. Lang, Jr. is a Managing Director and member of the Executive Committee of Weiss, Peck & Greer, L.L.C, which he joined in 1985 from Manufacturers Hanover Trust Company. Mr. Lang also serves as a director of Chyron Corporation, Michael Alan Designs, Dollar Financial Group, Inc., Meridian Aggregates Company, Powell Plant Farms, Inc. and Tire Kingdom, Inc.

     Lester Pollack is a Managing Director of Centre Partners, which he founded in 1986. Mr. Pollack also serves as a director of Parlex Corporation, Tidewater, Inc., LaSalle Re Holdings Limited and Firearms Training Systems, Inc.

     Jeffrey A. Weiss has served as the Chairman, President, and Chief Executive Officer of Dollar Financial Group, Inc. since 1990. Until 1992, Mr. Weiss was also a Managing Director at Bear Stearns & Co. Inc. with primary responsibility for the firm's investments in small to mid-sized companies, in addition to serving as Chairman and Chief Executive Officer for several of these companies. Mr. Weiss is the author of several popular financial guides.

     Craig S. Whiting is a Managing Director of Weiss, Peck & Greer, L.L.C., which he joined in 1992. Previously he was a vice president at Credit Suisse First Boston Corporation. Mr. Whiting also serves as a director of Color Associates, Inc., Michael Alan Designs and Tire Kingdom, Inc.

     Paul J. Zepf is a Managing Director of Centre Partners. He has worked at Centre Partners and Corporate Advisors since 1989. Mr. Zepf also serves as a director of LaSalle Re Holdings Limited, Firearms Training Systems, Inc., The Learning Company and BUCA, Inc.

     Michael Lord joined the Company in May 1998 after being retained as a consultant in January 1998. Prior to joining the Company, Mr. Lord was a managing director of The RDR Group, Inc., specializing in financial and operational consulting since 1991.

     Gregory Schubert joined the Company in March 1992. Previously, Mr. Schubert held various management positions with Financial Collection Agencies, Inc. In early 1996, Mr. Schubert was promoted to the position of Vice President-AMEX and given the responsibility for managing the Company's largest client. Mr. Schubert was promoted in October 1996 into his current position as Senior Vice President--Operations. In this role, Mr. Schubert oversees all field operations and recovery efforts in both the pre-chargeoff and post-chargeoff categories. Mr. Schubert has over 13 years experience in the collection industry.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation of Directors

     Officers who are also directors are not provided with any additional compensation for their services on the Board of Directors other than the reimbursement of expenses associated with attending meetings of the Board of Directors or any committee thereof. Mr. Weiss receives compensation of $30,000 per year and all other directors receive $15,000 per year for their services, as well as reimbursement of expenses associated with attending meetings of the Board of Directors or any committee thereof.

Executive Compensation

     The Company has entered into employment agreements with Messrs. Kaufmann, Kranz, Lord and Schubert. The compensation paid to the executive officers of the Company has been determined by the terms of those agreements and the Board of Directors of the Company.

Employment Agreements

     Jerrold Kaufman Employment Agreement. Mr. Kaufman entered into an employment agreement with the Company as of December 31, 1997. Pursuant to his employment agreement, Mr. Kaufman will serve as the Chief Executive Officer of the Company through December 31, 2000, unless terminated earlier as provided therein.

     The compensation provided to Mr. Kaufman under his employment agreement includes an annual base salary of $270,400, with the potential to receive an annual bonus based upon qualitative criteria and the attainment of quantitative financial goals established annually by the Board of Directors. For the year ending December 31, 1999, Mr. Kaufman will have the potential to receive a bonus of up to $45,000, plus an additional bonus of up to $105,000 based on the Company's EBITDA (as defined therein) for the year. Mr. Kaufman is also eligible to participate in all employee benefit programs of the Company. In addition, Mr. Kaufman is entitled to reimbursement for reasonable and necessary expenses made in furtherance of his employment.

     Mr. Kaufman's employment agreement also provides that if Mr. Kaufman is terminated without cause, he will be entitled to receive a severance benefit, payable over a period of 12 months, in an amount equal to 12 months of his then-existing base salary less the amount of compensation he receives from another source during the last six months of the year during which his severance benefit is payable under the terms of his employment agreement.

     The employment agreement also provides that, without prior written consent of the Board of Directors, Mr. Kaufman will not directly or indirectly (i) engage, participate or invest in, be employed by or provide services to any person or company in competition with the Company, (ii) solicit business of the Company for another person or company, (iii) solicit employees of the Company to terminate their employment with the Company, (iv) solicit companies having business with the Company to curtail or cancel such business or (v) authorize or assist any other person or company in taking such actions.

     Loren Kranz Employment Agreement. Mr. Kranz entered into an employment agreement with the Company as of December 31, 1997. Pursuant to his employment agreement, Mr. Kranz will serve as the Chief Operating Officer of the Company through December 31, 2000, unless terminated earlier as provided therein.

     The compensation provided to Mr. Kranz under his employment agreement includes an annual base salary of $228,800, with the potential to receive an annual bonus based upon qualitative criteria and the attainment of quantitative financial goals established annually by the Board of Directors. For the year ending December 31, 1999, Mr. Kranz will have the potential to receive a bonus of up to $45,000, plus an additional bonus of up to $105,000 based on the Company's EBITDA (as defined therein) for the year. Mr. Kranz is also eligible to participate in all employee benefit programs of the Company. In addition, Mr. Kranz is entitled to reimbursement for reasonable and necessary expenses made in furtherance of his employment.

     Mr. Kranz's employment agreement also provides that if Mr. Kranz is terminated without cause, he will be entitled to receive a severance benefit, payable over a period of 12 months, in an amount equal to 12 months of his then-existing base salary less the amount of compensation he receives from another source during the last six months of the year during which his severance benefit is payable under the terms of his employment agreement.

     The employment agreement also provides that, without prior written consent of the Board of Directors, Mr. Kranz will not directly or indirectly (i) engage, participate or invest in, be employed by or provide services to any person or company in competition with the Company, (ii) solicit business of the Company for another person or company, (iii) solicit employees of the Company to terminate their employment with the Company, (iv) solicit companies having business with the Company to curtail or cancel such business or (v) authorize or assist any other person or company in taking such actions.

     Michael Lord Employment Agreement. Mr. Lord entered into an employment agreement with the Company as of May 18, 1998. Pursuant to his employment agreement, Mr. Lord will serve as the Chief Financial Officer of the Company through May 18, 2001, unless terminated earlier as provided therein.

     The compensation provided to Mr. Lord under his employment agreement includes an annual base salary of $208,000, and a bonus of $25,000 in 1999, with the potential to receive additional bonuses based upon qualitative criteria and the attainment of quantitative financial goals established annually by the Board of Directors. For the year ending December 31, 1999, Mr. Lord will have the potential to receive an additional bonus of up to $35,000, plus an additional bonus of up to $95,000 based on the Company's EBITDA (as defined therein) for the year. Mr. Lord is also eligible to participate in all employee benefit programs of the Company. In addition, Mr. Lord is entitled to reimbursement for reasonable and necessary expenses made in furtherance of his employment.

     Mr. Lord's employment agreement also provides that if Mr. Lord is terminated without cause, he will be entitled to receive a severance benefit, payable over a period of 12 months, in an amount equal to 12 months of his then-existing base salary less the amount of compensation he receives from another source during such 12 month period.

     The employment agreement also provides that, without prior written consent of the Board of Directors, Mr. Lord will not directly or indirectly (i) engage, participate or invest in, be employed by or provide services to any person or company in competition with the Company, (ii) solicit business of the Company for another person or company, (iii) solicit employees of the Company to terminate their employment with the Company, (iv) solicit companies having business with the Company to curtail or cancel such business or (v) authorize or assist any other person or company in taking such actions.

     Gregory Schubert Employment Agreement. Mr. Schubert entered into an employment agreement with the Company as of December 31, 1997. Pursuant to his employment agreement, Mr. Schubert will serve as the Senior Vice President-- Operations of the Company through December 31, 2000, unless terminated earlier as provided therein.

     The compensation provided to Mr. Schubert under his employment agreement includes an annual base salary of $171,600, with the potential to receive an annual bonus based upon qualitative criteria and the attainment of quantitative financial goals established annually by the Board of Directors. For the year ending December 31, 1999, Mr. Schubert will have the potential to receive a bonus of up to $27,000, plus an additional bonus of up to $63,000 based on the Company's EBITDA (as defined therein) for the year. Mr. Schubert is also eligible to participate in all employee benefit programs of the Company. In addition, Mr. Schubert is entitled to reimbursement for reasonable and necessary expenses made in furtherance of his employment.

     Mr. Schubert's employment agreement also provides that if Mr. Schubert is terminated without cause, he will be entitled to receive a severance benefit, payable over a period of 12 months, in an amount equal to 12 months of his then-existing base salary less the amount of compensation he receives from another source during the last six months of the period during which his severance benefit is payable under the terms of his employment agreement.

     The employment agreement also provides that, without prior written consent of the Board of Directors, Mr. Schubert will not directly or indirectly (i) engage, participate or invest in, be employed by or provide services to any person or company in competition with the Company, (ii) solicit business of the Company for another person or company, (iii) solicit employees of the Company to terminate their employment with the Company, (iv) solicit companies having business with the Company to curtail or cancel such business or (v) authorize or assist any other person or company in taking such actions.

Management Performance Option Plan

     On December 31, 1997, NAC adopted its 1997 Management Performance Option Plan (the ''Option Plan''). A total of 57,665 shares of NAC Common Stock may be granted under the Option Plan, of which 40,846 are divided equally between Class A Options and Class B Options and 9,610 are allocated as Class C Options, and 7,209 of which may be allocated as Class A Options, Class B Options or Class C Options, as determined by the Board.

     In connection with the consummation of the Merger, options were granted to certain members of management at an exercise price of $100.00 per share, as follows: Jerrold Kaufman received Class A Options to purchase 8,409 shares of NAC Common Stock, Class B Options to purchase 8,409 shares of NAC Common Stock and Class C Options to purchase 4,805 shares of NAC Common Stock; Loren Kranz received Class A Options to purchase 7,208 shares of NAC Common Stock, Class B Options to purchase 7,208 shares of NAC Common Stock and Class C Options to purchase 4,805 shares of NAC Common Stock; and Greg Schubert received Class A Options to purchase 1,802 shares of NAC Common Stock and Class B Options to purchase 1,802 shares of NAC Common Stock. In connection with his employment, Michael Lord received Class A Options to purchase 2,403 shares of NAC Common Stock and Class B Options to purchase 2,403 shares of NAC Common Stock.

     Class A Options vest 100% if the grantee is employed full time by the Company on the third anniversary of such employee's employment, and at lesser percentages if such grantee's employment is terminated without cause (as defined in the Option Plan) prior to such time. Class B Options vest 100% if either (i) the grantee is employed full time by the Company on the third anniversary of such employee's employment and the Company performs such that the Equity Investors realize varying rates of return on their investments or (ii) the grantee is employed by the Company on the sixth anniversary of such employee's employment. Class C Options vest 100% if either (i) the grantee is employed full time by the Company on the third anniversary of such employee's employment and the Company performs such that the Equity Investors realize an internal rate of return on their investments of 40% (or such return is realized within 180 days of such grantee's termination) or (ii) the grantee is employed by the Company on the sixth anniversary of such employee's employment. The vesting provisions of Class A Options and Class B Options granted in the future may be altered by the Board of Directors of NAC. If a grantee is terminated for cause, then 0% of options granted will vest. In certain transfer events (as defined in the Option
Plan), including certain sales of substantially all of the assets of NAC or certain changes in the beneficial ownership of a majority of the voting power of NAC, all options granted will vest at such time.

     Options granted under the Option Plan are non-transferable without the consent of the Board of Directors of NAC, except by will or the laws of descent and distribution or pursuant to a pledge of such options to NAC. Options granted under the Option Plan expire until their exercise or in accordance with their terms.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All issued and outstanding shares of common stock of the Company are held by NAC. The following table sets forth certain information regarding the beneficial ownership of the voting securities of NAC, by each person who beneficially owns more than 5% of any class of NAC's equity securities and by the directors and certain executive officers of NAC, individually, and by the directors and executive officers of NAC as a group.

                                                    Number            Percent of
          5% Stockholders:                          of Shares         Outstanding
          ----------------                          ---------         -----------
          Centre Partners Group (1)                  200,000               47.8%
                 30 Rockefeller Plaza
                 Suite 5050
                 New York, New York 10020
         Weiss, Peck & Greer Parties (2)            190,000               45.4
                 One New York Plaza
                 New York, New York 10004


         Officers and Directors:
         ------------------------------------

         David B. Golub (1)                         200,000               47.8%
          Jerrold Kaufman (3)                          1,000                 *
          Nora E. Kerppola (2)                       190,000               45.4
          Loren F. Kranz (4)                           1,000                 *
          Wesley W. Lang, Jr. (2)                    190,000               45.4
          Lester Pollack (1)                         200,000               47.8
          Jeffrey A. Weiss (5)                        15,416                3.7
          Craig S. Whiting (2)                       190,000               45.4
          Paul J. Zepf (1)                           200,000               47.8
          Michael Lord (6)                                --                 *
          Gregory Schubert (7)                           500                 *
          All directors and officers as a
           group (8) (12 persons)                    408,066              100.0%

________

* Represents less than 1%.

   (1) Includes (i) 61,213 shares owned of record by Centre Capital Investors II, L.P. (''Investors II''), (ii) 19,919 shares owned of record by Centre Capital Tax-Exempt Investors II, L.P. (''Tax-Exempt II''),
          (iii) 12,280 shares owned of record by Centre Capital Offshore Investors II, L.P. (''Offshore II''), (iv) 939 shares owned of record by Centre Parallel Management Partners, L.P. (''Parallel''), (v) 12,691 shares owned of record by Centre Partners Coinvestment, L.P. (''Coinvestment'') and (vi) 92,958 shares owned of record by the State Board of Administration of Florida (the ''Florida Board''). Investors II, Tax-Exempt II and Offshore II are limited partnerships, of which the general partner of each is Centre Partners II, L.P. (''Partners II''), and of which Centre Partners Management LLC (''Centre Management'') is an attorney-in-fact. Parallel and Coinvestment are also limited partnerships. In its capacity as manager of certain investments for the Florida Board pursuant to a management agreement, Centre Management is an attorney-in-fact of Florida Board. Centre Partners II LLC is the ultimate general partner of each of Investors II, Tax-Exempt II, Offshore II, Parallel and Coinvestment. David B. Golub, Lester Pollack and Paul J. Zepf are each Managing Directors of Centre Management and Centre Partners II LLC and as such may be deemed to beneficially own and share the power to vote or dispose of NAC Common Stock held by Investors II, Tax-Exempt II, Offshore II, Parallel, Coinvestment and the Florida Board. Each of

          Messrs. Golub, Pollack and Zepf disclaims the beneficial ownership of such NAC Common Stock.

    (2) Includes (i) 164,464 shares owned of record by WPG Corporate Development Associates V, L.P. (''Development V'') and (ii) 25,536 shares owned of record by WPG Corporate Development Associates V (Overseas), L.P. (''Overseas V''). The general partner of Development V is WPG Private Equity Partners II, LLC (''Equity Partners II'') and the general partners of Overseas V are WPG Private Equity Partners II (Overseas), LLC (''Equity Partners Overseas'') and WPG CDA V (Overseas), Ltd. (''WPG CDA V''). Wesley W. Lang, Jr. is the Managing Principal of Equity Partners II and a director of Equity Partners Overseas and as such he may be deemed to beneficially own and share the power to vote or dispose of the NAC Common Stock held by Development V and Overseas V. Mr. Lang disclaims the beneficial ownership of such NAC Common Stock.

    (3) Does not include 21,623 shares of NAC Common Stock issuable to Mr. Kaufman upon exercise of options that are not exercisable within 60 days. See ''Management--Management Performance Option Plan.''

    (4) Does not include 19,221 shares of NAC Common Stock issuable to Mr. Kranz upon exercise of Options that are not exercisable within 60 days. See ''Management--Management Performance Option Plan.''

    (5) Includes (i) 1,000 shares owned of record by Avalon Investment Partners, LLC (''Avalon''), of which Mr. Weiss is a member and (ii) 14,416 shares of NAC Common Stock issuable to Avalon upon exercise of Class I Options, which are presently exercisable. Does not include 4,805 shares of NAC Common Stock issuable to Avalon upon exercise of Class II Options that are not exercisable within 60 days. See ''-- Certain Transactions--Avalon Option Agreement.''

    (6) Does not include 4,806 shares of NAC Common Stock issuable to Mr. Lord upon exercise of options that are not exercisable within 60 days. See ''Management--Management Performance Option Plan.''

    (7) Does not include 3,604 shares of NAC Common Stock issuable to Mr. Schubert upon exercise of options that are not exercisable within 60 days. See ''Management--Management Performance Option Plan.''

    (8) Does not include 55,260 shares of NAC Common Stock issuable upon exercise of options that are not exercisable within 60 days.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Stockholders' Agreement.   Effective concurrent with the consummation of
the Merger, each investor in common stock of NAC entered into a stockholders' agreement (the ''Stockholders' Agreement''). The Stockholders' Agreement, among other things, provides for: (i) the reimbursement of Centre Partners and WPG for all reasonable expenses incurred by them in connection with the Transactions;
(ii) limits on the ability of stockholders to, directly or indirectly, acquire beneficial ownerships of certain competitors of the Company; (iii) limits on the ability of stockholders to amend NAC's bylaws without certain approval of the Board of Directors; (iv) requirements that NAC solicit offers from third parties to engage in acquisitions of NAC's stock or assets following the fourth anniversary of the consummation date of the Merger (see ''Risk Factors--Change of Control''); (v) limits on the ability of stockholders to transfer any shares of NAC's common stock without the approval of its Board of Directors, including the granting to NAC, in the first instance, and Centre Partners and WPG, in the second instance, of options to purchase shares in the event a stockholder seeks to transfer such common stock to certain proposed transferees; (vi) repurchase rights of NAC for shares of NAC common stock held by members of management in the event of their termination or shares held by insolvent stockholders; (vii) requirements regarding the delivery of operating budgets, financial statements and other information to the stockholders and inspection rights with respect to Centre Partners and WPG; and (viii) certain non-disclosure obligations with respect to confidential information. The Stockholders' Agreement also required these Board-approved provisions to be set forth in the Company's charter and bylaws. All parties to the Stockholders' Agreement also agree to take all action within their respective power to cause the Board of Directors of NAC to at all times be comprised of three designees of each of Centre Partners, WPG and the majority of directors then in office; provided, however, that the initial three designees of the Board were designated by a majority of the Class A Directors and Class B Directors. The right of each of Centre Partners and WPG to designate three directors shall be reduced to two designees in the event that their respective ownership (as calculated therein) falls below 20%, further reduced to one designee if such ownership falls below 10%, and terminated if such ownership is less than 2% of the outstanding NAC common stock. The Stockholders' Agreement also requires the presence of at least one Class A Director and one Class B Director in order for there to be a quorum present at a meeting of the Board of Directors. The Stockholders' Agreement also provides for the selection of a Chairman of the Board and a Vice-Chairman of the Board from the designees of each of Centre Partners and WPG for rotating 12-month terms. The Stockholders' Agreement requires the approval of a majority of the Board, which majority must include at least one Class A Director and one Class B Director, to take certain actions, including without limitation, approval of the annual operating budgets of NAC and its subsidiaries, including the Company, making or committing to make capital expenditures or asset acquisitions which individually exceed $0.5 million or in the aggregate exceed $1.0 million, incur indebtedness in excess of $1.0 million, create liens or security interests on any asset of NAC or its subsidiaries other than in the ordinary course of business and settle claims or litigation for amounts in excess of $0.5 million. In connection with the Stockholders' Agreement, the stockholders also executed a registration rights agreement, which provides for demand and incidental (or ''piggyback'') registration rights.

     Avalon Fee Agreement.   In connection with services rendered in connection
with the Transaction, the Company (i) paid Avalon an investment banking fee of $750,000 less its investment of $100,000, (ii) granted options to Avalon pursuant to a separate option agreement and (iii) will pay the representative of Avalon who serves as a director pursuant to the Stockholders' Agreement an annual retainer for such period as such person serves as a director.

     Avalon Option Agreement.   In connection with the Merger, on December 31,
1997 NAC and Avalon entered into the Avalon Option Agreement (the ''Avalon Option Agreement''). Pursuant to the Avalon Option Agreement, NAC granted to Avalon Class I Options to acquire 14,416 shares of NAC common stock and Class II Options to acquire 4,805 shares of NAC common stock, each for a purchase price of $100.00 per share.

     Class I Options vested fully and became exercisable upon the closing date of the Merger. The Class I Options will expire on December 31, 2005. Class II Options vest fully upon the closing date of the Merger and become exercisable once certain stockholders have achieved a certain internal rate of return on their investment. The Class II Options will expire on December 31, 2008.

     Jerrold Kaufman Loans.   Mr. Kaufman received two loans (the ''Loans'') on
December 31, 1997 (the ''Loan Date'') from the Company in the amount of $95,000 (the ''2002 Loan'') and in the amount of $5,000 (the ''1998 Loan''). The 1998 Loan has been paid in full. Interest on the 2002 Loan accrues on the unpaid principal balance at the prime or corporate rate of interest per annum published on the Loan Date by Citibank, N.A., and resets annually thereafter to the prime or corporate rate at each anniversary of the Loan Date. The 2002 Loan is secured by a pledge by Mr. Kaufman of certain collateral (the ''Pledged Collateral'') and the grant of a security interest in the Pledged Collateral.

     The 2002 Loan will become due and payable upon the earliest to occur of (i) any sale or transfer of the Pledged Collateral; (ii) within sixty (60) days after the termination of employment of Mr. Kaufman due to his resignation or for cause; and (iii) the dissolution or liquidation of Mr. Kaufman. In addition, the Loans are subject to various voluntary and required prepayment provisions.

     Loren Kranz Loans.   Mr. Kranz received two loans (the ''Loans'') on
December 31, 1997 (the ''Loan Date'') from the Company in the amount of $45,000 (the ''2002 Loan'') and in the amount of $55,000 (the ''1998 Loan''). The 1998 Loan has been paid in full. Interest on the 2002 Loan accrues on the unpaid principal balance at the prime or corporate rate of interest per annum published on the Loan Date by Citibank, N.A., and resets annually thereafter to the prime or corporate rate at each anniversary of the Loan Date. The 2002 Loan is secured by a pledge by Mr. Kranz of certain collateral (the ''Pledged Collateral'') and the grant of a security interest in the Pledged Collateral.

     The 2002 Loan will become due and payable upon the earliest to occur of (i) any sale or transfer of the Pledged Collateral; (ii) within sixty (60) days after the termination of employment of Mr. Kranz due to his resignation or for cause; and (iii) the dissolution or liquidation of Mr. Kranz. In addition, the Loans are subject to various voluntary and required prepayment provisions.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  List of Financial Statements and Financial Statement Schedule
     The following consolidated financial statements of Nationwide Credit, Inc. and subsidiaries are included herein commencing on page
          F- 1:

     Financial Statements:

          Reports of Independent  Public Accountants
          Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998
          Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Stockholder's Equity for each of the three years in the period ended December 31, 1998 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998
          Notes to Consolidated Financial Statements
          Schedule II - Valuation of Qualifying Accounts

(b)   Exhibits:

      2.1  Agreement and Plan of Merger, dated as of December 31, 1997, among NCI Acquisition Corporation,
           NCI Merger Corporation, the Registrant, First Financial Management Corporation and First Data
           Corporation.++
      2.2  Amendment to Agreement and Plan of Merger, dated as of August 27, 1998, among NCI Acquisition
           Corporation, NCI Merger Corporation, the Registrant, First Financial Management Corporation and
           First Data Corporation. ++
      3.1  Certificate of Incorporation of the Registrant. ++
      3.2  Bylaws of the Registrant. ++
      4.1  Series A and Series B 10/1//4% Senior Notes due 2008 Indenture, dated as of January 28, 1998, between
           the Registrant and State Street Bank and Trust Company, as Trustee. ++
      4.2  Form of Note (included in Exhibit 4.1, Exhibit A-1). ++
      4.3  A/B Exchange Registration Rights Agreement, dated as of January 28, 1998, by and among the
           Registrant and Lehman Brothers Inc. ++
        5  Opinion of Weil, Gotshal & Manges LLP. ++
        8  Opinion of Weil, Gotshal & Manges LLP regarding certain tax matters. ++
     10.1  Credit Agreement, dated as of January 28, 1998, among NCI Acquisition Corporation, the Registrant, the Several Lenders from time to time parties thereto, Lehman Brothers Inc., Lehman Commercial
           Paper Inc., Fleet Capital Corporation and BHF-Bank Aktiengesellschaft. ++
     10.2  Purchase Agreement, dated as of January 23, 1998, by and between the Registrant and Lehman
           Brothers Inc. ++
     10.3  NCI Acquisition Corporation 1997 Management Performance Option Plan. ++
     10.4  Stock Option Agreement, dated as of December 31, 1997, between NCI Acquisition Corporation and
           Jerry Kaufman. ++
     10.5  Stock Option Agreement, dated as of December 31, 1997, between NCI Acquisition Corporation and
           Loren Kranz. ++

     10.6  Stock Option Agreement, dated as of May 18, 1998, between NCI Acquisition Corporation and
           Michael Lord. ++
     10.7  Stock Option Agreement, dated as of December 31, 1997, between NCI Acquisition Corporation and
           Greg Schubert. ++
     10.8  Stock Option Agreement, dated as of December 31, 1997, between NCI Acquisition Corporation and
           Avalon Investment Partners, LLC. ++
     10.9  Employment Agreement, dated as of December 31, 1997, by and between the Registrant and Jerry
           Kaufman. ++
    10.10  Employment Agreement, dated as of December 31, 1997, by and between the Registrant and Loren
           Kranz. ++
    10.11  Employment Agreement, dated as of May 18, 1998, by and between the Registrant and Michael
           Lord. ++
    10.12  Employment Agreement, dated as of December 31, 1997, by and between the Registrant and Gregory
           Schubert. ++
    10.13  Stockholders' Agreement, dated as of December 31, 1997, by and among NCI Acquisition
           Corporation, the State Board of Administration of Florida, Centre Capital Investors II, L.P., Centre
           Capital Tax Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P., Centre Parallel
           Management Partners, L.P., Centre Partners Coinvestment, L.P., WPG Corporate Development
           Associates V, L.P., WPG Corporate Development Associates V (Overseas), L.P., Weber Family
           Trust, Lion Investments Limited, Westpool Investment Trust plc, Avalon Investment Partners LLC,
           Jerrold Kaufman, Loren Kranz, Gregory Schubert and Kevin Henry. ++
    10.14  Form of Guarantee and Collateral Agreement relation to Credit Agreement, dated as of January 28,
           1998. ++
    10.15  Amendment, dated as of August 7, 1998, to Credit Agreement, dated as of January 28, 1998. ++
    10.16  Amendment, dated as of March 7, 199, to Credit Agreement, dated as of January 28, 1998. +
       12  Statement of Computation of Earnings to Fixed Charges.  ++
       21  Subsidiaries of the Registrant. ++
     23.1  Consent of Weil, Gotshal & Manges LLP (included in Exhibit 5). ++
     23.2  Consent of Ernst & Young LLP, independent auditors. ++
     23.3  Consent of Weil, Gotshal & Manges LLP regarding tax opinion (included in Exhibit 8). ++
       24  Power of Attorney (see signature page). ++
       25  Statement of Eligibility and Qualification of State Street Bank and Trust Company, as Trustee
           under the Indenture filed as Exhibit 4.1. ++
       27  Financial Data Schedule. ++
     99.1  Form of Letter of Transmittal. ++
     99.2  Form of Notice of Guaranteed Delivery. ++

_______
++     Incorporated by reference
+           Filed herewith.

(b)    Reports on Form 8-K:

       Form 8-K, Item 4 - Changes in Registrant's Certifying Accountant, dated November 2, 1998; filed November 9, 1998, incorporated by reference

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE CREDIT, INC.


Date:  March __, 1999         By:    /s/ Jerrold Kaufman
                                    --------------------
Jerrold Kaufman
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                   Date
-------------------------  ----------------------------  --------------

/s/ Jerrold Kaufman        Chief Executive Officer       March 30, 1999
-------------------------  and Director
Jerrold Kaufman

 /s/ Michael Lord          Chief Financial Officer       March 30, 1999
-------------------------  and Chief Accounting Officer
Michael Lord

/s/ Loren F. Kranz         Chief Operating Officer,      March 30, 1999
-------------------------  Executive Vice President
Loren F. Kranz
   and Director

/s/ David B. Golub         Chairman of the Board         March 30, 1999
-------------------------  Directors and Director
David B. Golub

/s/ Wesley W. Lang, Jr.    Vice Chairman of the Board    March 30, 1999
-------------------------  of Directors and Director
Wesley W. Lang, Jr.

/s/ Nora E. Kerppola       Director                      March 30, 1999
-------------------------
Nora E. Kerppola

/s/ Lester Pollack         Director                      March 30, 1999
-------------------------
Lester Pollack

/s/ Jeffrey A. Weiss       Director                      March 30, 1999
-------------------------
Jeffrey A. Weiss

/s/ Craig S. Whiting       Director                      March 30, 1999
-------------------------
Craig S. Whiting

/s/ Paul J. Zepf           Director                      March 30, 1999
-------------------------
Paul J. Zepf

                            NATIONWIDE CREDIT, INC.

                       Consolidated Financial Statements

                        As of December 31, 1998 and 1997
     And for each of the three years in the period ended December 31, 1998



                                    Contents

Reports of Independent Public Accountants.............................  F-1

Consolidated Financial Statements

Consolidated Balance Sheets...........................................  F-3
Consolidated Statements of Operations.................................  F-5
Consolidated Statements of Stockholder's Equity.......................  F-6
Consolidated Statements of Cash Flows.................................  F-7
Notes to Consolidated Financial Statements............................  F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholder of Nationwide Credit Inc.

We have audited the accompanying consolidated balance sheet of NATIONWIDE CREDIT, INC. (a Georgia Corporation - Note 1) as of December 31, 1998 and the related consolidated statement of operations, stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of Nationwide Credit, Inc. as of December 31, 1997 and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the two years in the period ended December 31, 1997, were audited by other auditors whose report dated March 31, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationwide Credit, Inc. as of December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 12, 1999

                        Report of Independent Auditors





The Board of Directors and Stockholder of Nationwide Credit, Inc.

We have audited the accompanying consolidated balance sheet of Nationwide Credit, Inc. as of December 31, 1997 and the related consolidated statements of income, stockholder's equity, and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the accompanying Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationwide Credit, Inc. at December 31, 1997 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                 ERNST & YOUNG LLP

Atlanta, Georgia
March 31, 1998

                            NATIONWIDE CREDIT, INC.
                (Successor to Nationwide Credit, Inc. - Note 1)

                          Consolidated Balance Sheets
                         (Dollar amounts in thousands)


                                                                      December 31,
                                                      ------------------------------------------
                                                               1998                 1997
                                                            The Company          Predecessor
                                                      ------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                       $  3,201             $  1,388
   Cash held for clients                                              2,279                  594
   Accounts receivable, net of allowance of
      $951 and $4,449, respectively                                  12,885               12,871
   Deferred tax assets                                                    -                3,080
   Intercompany trade receivables                                         -                   68
   Prepaid expenses and other current assets                          1,208                1,000
                                                      ------------------------------------------
Total current assets                                                 19,573               19,001


Property and equipment, less accumulated
     depreciation of $4,575 and $16,017, respectively                 9,859               11,590

Goodwill, less accumulated amortization of
   $3,763 and $30,377, respectively                                 102,107              147,193
Other intangible assets, less accumulated amortization
   of $15,978 and $9,884, respectively                                4,301               12,806
Deferred financing costs, less accumulated
 amortization of $2,288 and $0, respectively                          4,238                    -
Other assets                                                            237                  275
                                                      ------------------------------------------
Total assets                                                       $140,315             $190,865
                                                      ==========================================

The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                                  <Continued>

                            NATIONWIDE CREDIT, INC.
                (Successor to Nationwide Credit, Inc. - Note 1)

                          Consolidated Balance Sheets
                         (Dollar amounts in thousands)

                                  <Continued>

                                                                             December 31,
                                                          -----------------------------------------------
                                                                     1998                    1997
                                                                 The Company             Predecessor
                                                          -----------------------------------------------
Liabilities and stockholder's equity
Liabilities:
  Collections due to clients                                             $  2,279                $    594
  Accrued compensation                                                      4,201                   3,495
  Accounts payable                                                          1,870                   1,652
  Accrued severance and office closure costs                                1,845                     202
  Other accrued liabilities                                                 5,273                   3,410
  Intercompany trade payables                                                   -                   2,344
  Current maturities of long-term debt                                        250                   1,451
                                                          -----------------------------------------------
Total current liabilities                                                  15,718                  13,148

Payable to First Data Corporation                                               -                 112,450

Deferred tax liability                                                          -                   1,388

Accrued severance and office closure costs                                  2,400                       -

Long-term debt, less current maturities                                   118,500                       -

Stockholder's equity:
  Common stock - $.01 par value
     Authorized - 10,000 shares
     Issued and outstanding - 1,000 shares                                      -                       -
  Additional paid in capital                                               39,465                  41,506
  Retained earnings (deficit)                                             (35,628)                 22,775
  Notes receivable - officers                                                (140)                      -
  Accumulated other comprehensive income                                        -                    (402)
                                                          -----------------------------------------------
Total stockholder's equity                                                  3,697                  63,879
                                                          -----------------------------------------------
Total liabilities and stockholder's equity                               $140,315                $190,865
                                                          ===============================================

The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                            NATIONWIDE CREDIT, INC.
                (Successor to Nationwide Credit, Inc. - Note 1)

                     Consolidated Statements of Operations
                         (Dollar amounts in thousands)


                                                           Year ended December 31
                                       ------------------------------------------------------------
                                                1998               1997                1996
                                            The Company                   Predecessor
                                       ------------------------------------------------------------

Revenue                                           $102,797            $119,013             $138,905

Expenses:
Salaries and benefits                               64,825              66,376               73,636
Telecommunication                                    4,960               6,236                7,341
  Occupancy                                          4,212               5,014                4,602
  Other operating and administrative                14,249              22,516               26,586
  Depreciation and amortization                     24,315              14,364               12,021
  Provision for employee severance
     and office closure                              1,563                 679                4,323
  Goodwill write-off                                10,100                   -                    -
  Overhead charges from First Data
   Corporation                                           -               1,190                1,389

                                       ------------------------------------------------------------
Total Expenses                                     124,224             116,375              129,898

                                       ------------------------------------------------------------
Operating income (loss)                            (21,427)              2,638                9,007
Interest expense                                    13,418                 122                  241
                                       ------------------------------------------------------------
 Income (loss) before income taxes                 (34,845)              2,516                8,766

 Provision for income taxes                              -               2,423                4,449
                                       ------------------------------------------------------------
Income (loss) before extraordinary item            (34,845)                 93                4,317

Extraordinary loss on debt
 extinguishment                                        783                   -                    -
                                       ------------------------------------------------------------
Net income (loss)                                 $(35,628)           $     93             $  4,317
                                       ============================================================

The accompanying notes are an integral part of these Consolidated Financial Statements.

                            NATIONWIDE CREDIT, INC.
                (Successor to Nationwide Credit, Inc. - Note 1)

                Consolidated Statements of Stockholder's Equity
                         (Dollar amounts in thousands)



                                       Common Stock      Additional                                  Other
                                       --------------     Paid-In     Retained    Notes Rec.     Comprehensive
                                       Shares  Amount     Capital     Earnings    Officers           Income      Total
Balance at January 31, 1997
 Predecessor ........................   1,000      --       41,506       22,682            --         (501)    63,687
  Pension adjustment ................      --      --           --           --            --           99         --
   Net income .......................      --      --           --           93            --           --         --
   Total comprehensive income........      --      --           --           --            --           --        192
                                     --------------------------------------------------------------------------------
Balance at December 31, 1997
  Predecessor .....................     1,000      --       41,506        22,775                      (402)  $ 63,879

                                        =====    =====       =====        ======        ======       ======   ========
Initial Capitalization
  January 1, 1998                       1,000      --       $39,465           --        (140)           --     39,325
Net (loss) ........................       --      --           --      $(35,628)          --            --    (35,628)
                                     --------------------------------------------------------------------------------
Balance at December 31, 1998,
  The Company                           1,000  $   --       $39,465     $(35,628)       $(140)  $       --   $  3,697
                                     ================================================================================


The accompanying notes are an integral part of these Consolidated Financial Statements.

                            NATIONWIDE CREDIT, INC.

                (Successor to Nationwide Credit, Inc. - Note 1)

                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)


                                                                                 Year ended December 31
                                                            -------------------------------------------------------------
                                                                     1998                1997                 1996
                                                                 The Company                    Predecessor
                                                            -------------------------------------------------------------
Operating activities
Net income (loss)                                                     $ (35,628)            $     93             $  4,317
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
Depreciation and amortization                                            25,821               14,364               12,021
Goodwill write-off                                                       10,100                    -                    -
Extraordinary loss on debt extinguishment                                   783                    -                    -
 Other non-cash charges                                                   1,563                1,842                2,784
Deferred tax provision                                                        -                  218                2,023
Changes in operating assets and liabilities, net of
 acquisition:
      Accounts receivable                                                 (664)              (2,862)                9,778
      Prepaid expenses and other assets                                   (312)                  48                   113
      Accrued compensation                                               1,236                 (857)                 (18)
      Intercompany trade payables                                           -                   966                 1,218
      Accounts payable and other accrued liabilities                     1,124                  812               (8,338)
                                                            -------------------------------------------------------------
       Net cash provided by operating activities                          4,023               14,624               23,898

Investing activities
Purchase of Company, net of cash acquired                              (149,512)             (24,161)                (819)
Purchases of property and equipment                                      (3,897)              (5,465)              (7,005)
                                                            -------------------------------------------------------------

Net cash used in investing activities                                  (153,409)             (29,626)              (7,824)

Financing activities
Proceeds from acquisition facilities                                    125,000                    -                    -
Capital contribution from Parent                                         38,975                    -                    -
Proceeds from long-term debt                                            125,000                    -                    -
Repayment of acquisition facilities                                    (125,000)                   -                    -
Repayment of long-term debt                                              (6,250)              (1,500)              (1,500)
Debt issuance and acquisition costs                                      (6,526)                   -                    -
Change in due from (to) First Data Corporation                                -               13,781              (16,697)
                                                            -------------------------------------------------------------
Net cash provided by (used in) financing activities                     151,199               12,281              (18,197)

Increase (decrease) in cash and cash equivalents                          1,813               (2,721)              (2,123)
                                                            -------------------------------------------------------------
Cash and cash equivalents at beginning of year                            1,388                4,109                6,232
                                                            -------------------------------------------------------------
Cash and cash equivalents at end of year                              $   3,201             $  1,388             $  4,109
                                                            =============================================================

Cash paid for interest                                                   $7,379  $         -        $         -
                                                            =============================================================

The accompanying notes are an integral part of these Consolidated Financial Statements.

NATIONWIDE CREDIT, INC.
(SUCCESSOR TO NATIONWIDE CREDIT, INC. - NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 1998, 1997 and 1996

1. Organization and Basis of Presentation

   On December 31, 1997, NCI Acquisition Corporation (the "Buyer"), NCI Merger Corporation ("Merger Sub"), Nationwide Credit, Inc. (the "Company"), First Data Corporation (the "Seller") and its wholly owned subsidiary, First Financial Management Corporation ("FFMC"), entered into an agreement and Plan of merger (the "Merger Agreement") pursuant to which Merger Sub merged with and into the Company, with the Company as surviving corporation and a wholly owned subsidiary of the Buyer (the "Transaction"). The Transaction was accounted for under the purchase method of accounting with the consideration and related fees of the acquisition allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. After purchase price adjustments, the merger consideration consisted of $147.3 million in cash (before transaction costs of $2.6 million). The excess of the cost over the fair value of net assets acquired ("goodwill") of $116.0 million is being amortized on a straight-line basis over 30 years. Other identifiable intangible assets are primarily comprised of the fair value of existing account placements acquired of $14.5 million and non-compete agreements of $5.7 million, which are being amortized over one and four years, respectively. During 1998, the Company made adjustments to increase goodwill by $2.6 million as a result of finalizing the fair value of acquired assets and assumed liabilities. In December 1998, the Company wrote off $10.1 million of goodwill (Note 13). As a result of the acquisition of the Company and in connection with the implementation of an operating improvement plan, the Company accrued estimated costs of approximately $4.0 million associated with closing certain offices and branches ($2.3 million), severance payments to employees ($0.8 million), and relocation costs ($0.9 million). Specifically, the company is closing and/or reducing branches which are not operating at full capacity, or whose operations can be consolidated with other branches.

   The acquisition and related fees were initially financed through borrowings of $125.0 million against a $133.0 million senior credit facility (the "Acquisition Facilities") and a contribution of $40.4 million of equity capital (before related fees of $1.4 million).

   The accompanying financial statements for 1997 and 1996 reflect the Predesessor's historical financial position and results of operations prior to the consummation of the Transaction. References herein to "Predecessor" refer to financial results prior to the Transaction.

2. Summary of Significant Accounting Policies

   Cash and Cash Equivalents

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash held for clients, representing collections not yet remitted to clients, is not considered a cash equivalent.

   Property and Equipment

   Property and equipment are recorded at cost. Depreciation expense is calculated over the estimated useful lives of the related assets (three to eight years) using the straight-line method for financial reporting purposes. Leasehold improvements are amortized over the shorter of the term of the underlying lease or five years.

   The following table summarizes the Company's property and equipment (in thousands):

                                        --------------------------------------
                                                1998                1997
                                             The Company        Predecessor

           Computer equipment                      $10,444            $ 20,638
           Furniture and equipment                   2,222               3,726
           Leasehold improvements                    1,768               3,243
                                        --------------------------------------
                                                    14,434              27,607
           Accumulated depreciation                 (4,575)            (16,017)
                                        --------------------------------------
                                                   $ 9,859            $ 11,590
                                        ======================================

  Goodwill and Other Intangible Assets

  Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets acquired and is being amortized using the straight-line method over 30 years. At December 31, 1998 and 1997, the Company had goodwill of $102.1 million and $147.2 million, respectively. Other intangible assets consist primarily of non-compete agreements and the value of existing placements related to these acquisitions. These costs are amortized on a straight-line basis over the length of the agreement or benefit period, ranging from one to four years. Goodwill and other intangible assets are periodically reviewed for impairment. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on a discounted basis.

  The Predecessor's goodwill is amortized on a straight-line basis over 25 to 40 years. Other intangible assets are amortized on a straight-line basis over the length of the agreement or benefit period, ranging from 5 to 25 years.

  Revenue Recognition

  The Company generates substantially all of its revenue from contingency fees which are a percentage of debtor collections. Revenue is recognized upon collection of funds on behalf of clients. Revenues that are not contingency fee based are recognized as the services are performed. In 1998, the Company has recognized $0.5 million as a reduction in revenue. The Predecessor included this adjustment as a component of bad debt expense.

  Income Taxes

  The Company accounts for income taxes under the liability method required by Statements of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, whereby deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes.

  The Company has not recorded any tax benefit on its loss before income taxes for 1998, as it is not "more likely than not" that the Company will be able to realize such benefits.

  The Predecessor's taxable income for the years 1997 and 1996 are included in the consolidated U. S. federal income tax return of First Data. The Company's provision for income taxes for these years was determined as if the Company were a separate tax-paying entity, and income taxes payable were included in the Payable to First Data account.

   Use of Estimates

   The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Recent Accounting Pronouncements

   In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP is effective for the Company beginning on January 1, 1999; however, earlier adoption is permitted. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses internal development costs for internal use software as incurred.

   In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs or Start-Up Activities." The SOP is effective beginning on January 1 1999, and requires that start-up costs capitalized prior to January 1, 1999 are written-off and any future start-up costs are expensed as incurred. The Company has no capitalized start-up costs recorded as of December 31, 1998.

   In June 1998, the Financial Accounting Standards issued statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Hedging Activities" (SFAS 133), SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 1999. The Company is evaluating the impact of SFAS 133 on the Company's future earnings and financial position, but does not expect it to be material.


3. Acquisitions

   On February 28, 1997, the Predecessor acquired certain assets of Consolidated Collection Co. ("Consolidated"), an accounts receivable management company based in Denver, Colorado for approximately $12.2 million excluding acquisition related costs of $1.4 million. The acquisition was accounted for as a purchase which, prior to the settlement outlined below, resulted in the recording of $8.6 million in goodwill, which is being amortized over 25 years, and $5.4 million of other intangibles related to a non-compete agreement. In September 1997, First Data negotiated a final, additional payment of $11.0 million as consideration for the elimination of the contingent consideration clause in the asset purchase agreement. This First Data payment was recorded by the Predecessor as goodwill with a corresponding increase in the Payable to First Data account.

4. Provision for Merger Costs, Employee Severance and Office Closure

   In December 1998, the Company decided to relocate its corporate headquarters offices. The Company is in final negotiations with real estate brokers to lease a new facility for these offices. The Company recorded a charge of $1.6 million in 1998 which represents the future rent obligations under the existing lease offset by estimated sublease income less broker commissions. The Company expects to vacate its current headquarters facility during the second quarter of 1999.

   Primarily as a result of integrating the operations of NCI and ACB in 1997 and 1996, the Company incurred charges relating to employee severance and branch office closure as follows (in thousands):

                                                           Year ended December 31,
                                           --------------------------------------------------------
                                                 1998               1997                1996
                                              The Company                  Predecessor
                                           --------------------------------------------------------
Employee severance ......................     $       --               $ 679             $2,271
Merger costs ............................             --                 --                (750)
Office closure ..........................           1,563                --               2,802
                                           --------------------------------------------------------
                                                   $1,563              $ 679             $4,323
                                           =========================================================

   As discussed in Note 1, the Company accrued $4.0 million for office closures, employee severance and relocation costs. The amounts remaining at December 31, 1998 from this accrual, as well as the $1.6 million charge discussed above, is as follows (in thousands):


                        Office closure          $   3,239
                        Employee severance            608
                        Relocation                    398
                                                ---------
                                                $   4,245
                                                =========

5. Related Party Transactions

   During 1997 and 1996, the Predecessor had various transactions with First Data and its affiliates. These transactions can be generally classified into the following categories:

   . Trade activities--the Predecessor derived revenue for collection activities on behalf of First Data affiliates and incurred expenses from First Data affiliates for such services as obtaining address information and document imaging. The following summarizes the Predecessor's trade transactions with First Data and affiliates (in thousands):

                                             Year ended December 31,
                                    -----------------------------------------
                                            1997                1996
                                                   Predecessor
                                    -----------------------------------------
    Trade revenue ...............         $  347              $  400
    Trade expenses ..............          1,771               2,646

   . Allocation of general and administrative costs--this was a general allocation of First Data corporate overhead based on 1% of the Predecessor's revenue. Functions provided by First Data corporate included administration of employee benefit programs, internal audit, financial systems licensing and processing, taxes and other support services.

   . Direct charges--certain programs and activities, administered by First Data on a consolidated basis were employee benefit plans, group and other insurance programs and certain vendor agreements that were negotiated by First Data on an enterprise wide basis. The costs of these programs and activities were specifically identifiable to each participating business unit and, for this reason, the costs were not included in the table above.

   Management believes that the overall amount of charges to and from First Data are reasonable and that, except as described below, the accompanying financial statements reflect all of the Predecessor's costs of doing business. Management further believes that the incremental general and administrative costs that would have resulted from the Predecessor being a stand-alone entity would not exceed the 1% of revenue charge from First Data.

   First Data did not have any specific indebtedness related to the Predecessor and the accompanying financial statements do not reflect any allocations of First Data interest expense. There were no formal financing arrangements with First Data. However, cash not necessary for the Predecessor's near term operating requirements was remitted to First Data which, in turn, funded the Predecessor's operating, investing and financing activities as required. Accordingly, the net change in the payable to First Data balance was reflected as a financing activity in the accompanying statement of cash flows. The average balances in the payable to First Data balance were 104.4 million and $105.8 million for the years ended December 31, 1997 and 1996, respectively.

6. Note Payable and Long-Term Debt and Credit Agreement

   In January 1998, the Company implemented a financing plan which included the issuance of $100 million 10.25% Senior Notes due 2008 in a private placement (the "Offering"). The Company exchanged these notes for $100 million 10.25% Series A Senior Notes due 2008 which were registered under the Securities Act of 1933, as amended.

   As part of the financing plan, the Company also entered into a credit agreement (the "Credit Agreement") which provides for (1) a seven-year term loan facility in the amount of $25 million (the "Term Loan"), and (ii) a six-year revolving credit facility, as amended, (the "Revolving Credit Facility") of $5 million. In connection with the Offering, all amounts outstanding under the Acquisition Facilities were repaid utilizing proceeds of the Offering and the Term Loan. The interest rate of the Term Loan and the Revolving Credit Facility as defined in the Credit Agreement, as amended, at the Company's option, is based upon the Eurodollar Base Rate ("Eurodollar") plus 3.75% or the Base Rate, plus 2.75%. Interest payments are made quarterly for Base Rate loans. Interest payments on Eurodollar loans are made on the earlier of their maturity date or 90 days depending on their term. In addition, the Company is required to pay a commitment fee of .625% on the unused portion of the Revolving Credit Facility. The Term Loan is repaid in quarterly installments, which began March 31, 1998, in an aggregate annual principal amount of $250,000 for each of the first six years and the remaining $17.5 million in the last year of the facility. Additionally, the Company is required to make annual prepayments from Excess Cash Flow, as defined in the Credit Agreement. Prepayments are also required in the event of an equity or debt issuance, or upon certain dispositions of assets. The Company made a prepayment of $6.0 million in 1998 reducing the balance of the Term Loan from $24.8 million to $18.8 million. Substantially all of the assets of the Company are pledged as collateral for borrowings under the Credit Agreement. The Credit Agreement requires the Company to maintain certain financial ratios and limits the Company's indebtedness, ability to pay dividends, acquisitions and capital expenditures. In 1998 and in January 1999, the Company entered into an amendment to the Credit Agreement which modified certain financial covenants. The Company is in compliance with all financial covenants, as amended.

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

   The following table summarizes the Company's current and long-term debt (in thousands):

                                            December 31,
                                     1998                    1997
                                  The Company            Predecessor
                            -----------------------------------------------
10.25% Senior Notes,
  due 2008                             $100,000        $          --
Term loan facility                       18,750                   --
 Note payable                               --                  1,451
                            -----------------------------------------------
                                        118,750                 1,451
Less current maturities                    (250)               (1,451)
                            -----------------------------------------------
                                       $118,500        $          --
                            ===============================================

 Future maturities of the long-term debt are as follows (in thousands):


                                           1999                 $    250
                                           2000                      250
                                           2001                      250
                                           2002                      250
                                           2003                      250
                                           thereafter            117,500
                                                                --------
                                                                $118,750
                                                                ========


  The 1997 note payable represents the remaining balance of a non-interest bearing note related to a 1993 business acquisition. The original note was for $7.5 million and provided for five annual payments in May of each year of $1.5 million. A portion of this note was contingent upon 1994 performance and the May 1995 payment on the note was reduced by $1.25 million. The note is carried in the accompanying financial statements at its present value based upon an 8% interest rate. The final $1.5 million installment was paid in May 1998.

7. Business Segments, Significant Customers and Concentrations of Credit Risk

   The Company operates in a single segment, the accounts receivable management business. It receives placements from a number of different industry groups on both a pre and post charge-off basis. In 1998, the Company also began providing outsourcing services to the telcommunications industry. The revenue from this service to the telecommunications industry. The revenue from this service is less than five percent of total revenues and is therefore not presented as a separate segment.

   The Company derives a significant portion of its revenue from American Express and the Department of Education ("DOE"). The amounts of consolidated net revenues and accounts receivable attributable to these customers are as follows:


                                                          Year ended December 31,
                                          -------------------------------------------------------
                                                1998               1997               1996
                                             The Company                 Predecessor
                                          -------------------------------------------------------
Revenue:
     American Express                           $36,332            $33,665            $41,770
     DOE                                          8,892             20,711             31,551

                                                                 December 31,
                                                     -------------------------------------
                                                            1998                1997
                                                         The Company        Predecessor
                                                     -------------------------------------
Accounts Receivable:
     American Express                                       $1,911            $1,235
     DOE                                                     2,770             4,606

   Additionally, in the aggregate, the Company had accounts receivable from other departments and agencies of the U.S. Government amounting to $0.4 million and $0.7 million at December 31, 1998 and 1997, respectively. No other single customer accounted for more than 10% of the consolidated totals for the periods indicated.

   In 1998, the DOE revised the amounts it previously paid to the Predecessor during the years ended December 31, 1994 through 1997 of approximately $0.9 million. These amounts were recorded as a charge to expense in 1997.


8. Fair Value of Financial Instruments

   The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, accounts payable, short-term notes payable and current maturities of long-term debt approximate fair value due to the short maturities of these instruments. The fair value of outstanding bonds are based on market quotes. The carrying amount of the Term Loan approximates fair value due to variable interest rates. The carrying amounts and fair values of the Company's long-term debt as December 31, 1998 are as follows (in thousands):


                        Carrying          Fair
                        Amount            value
                        --------          -----

Senior Notes            100,000           83,000
Term Loan                18,500           18,500
                        -------           -------
                        118,500           101,500
                        =======           =======


9. Operating Leases

   The Company leases certain office space and office equipment under noncancellable lease agreements. Future minimum lease payments, on a calendar year basis, under noncancellable operating leases, with initial lease terms of at least one year at the time of inception, are as follows at December 31, 1998 (in thousands):


         1999                                           $ 3,955
         2000                                             3,434
         2001                                             2,383
         2002                                               865
         2003                                                44
                                             ------------------
         Total minimum lease payments                   $10,681
                                             ==================

    Rental expense for all operating leases was $3,495, $4,725 and $4,311 for 1998, 1997 and 1996, respectively.

10. Stock Option Plans

Company Stock Option Plans

    In connection with the Transaction, the Buyer adopted its 1997 Management Performance Option Plan (the "Option Plan"). A total of 57,665 shares of the Buyer's Common Stock may be granted under the Option Plan, under which 40,846 are divided equally between Class A Options and Class B Options, and 9,610 are allocated as Class C Options, and 7,209 which may be allocated as Class A Options, Class B Options or Class C Options, as determined by the Buyer's board of directors.

    Class A Options vest 100% if the grantee is employed full time by the Comany on the third anniversary of such employee's employment, and at lesser percentages if such grantee's employment is terminated without cause prior to such time. Class B Options and Class C Options vest 100% on the sixth anniversary of the employee's employment or on an accelerated basis if specified rates of return are achieved. All options fully vest upon certain defined changes in control.

    In connection with the transaction, 19,822, 19,822 and 9,610 Class A Options, Class B Options and Class C Options, respectively, were granted to certain members of management. All options were awarded at an exercise price of $100, which equaled the fair market value at the date of grant. There have been no additional grants or forfeitures during the year and all options awarded under the Option Plan are outstanding at December 31, 1998. No options are exercisable at December 31, 1998.

    The Company accounts for stock-based compensation using the instrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the the Option Plan been determined based upon fair values at the grant date for awards under the Option Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss for 1997 would have been increased to the pro forma amount indicated below.

               Net loss (in thousands)
                    As reported              $(35,628)
                    Pro forma                 (35,897)

    The weighted average fair value of options granted in connection with the Transaction estimated on the date of grant using the minimum values model was $24.85. The fair value of the options granted was based on the following assumptions: dividend yield of 0 percent, risk free interest rate of 5.7 percent, and expected lives of 4 years for Class A Options and 6 years for Class B Options and Class C Options. The weighted average remaining contractual life of options outstanding at December 31, 1998 was 8.2 years.


    Predecessor Stock Option Plan

    In 1997 and 1996, the Predecessor participated in a First Data plan that provided for the granting of First Data stock options to key employees and other key individuals who perform services for the Company. A total of 53.7 million shares of First Data common stock were reserved for issuance under First Data plans, of which 7.6 million shares remained available for future grant as of December 31, 1997. The options were issued at a price equivalent to First Data common stock's fair market value at the date of grant, generally had ten year terms and generally became exercisable in three or four equal annual increments beginning 12 months after the date of grant.

    In October 1996, First Data instituted an employee stock purchase plan for which a total of 6.0 million shares were reserved for issuance, of which 4.8 million shares remained available for future grant as of December 31, 1997. Monies accumulated through payroll deductions elected by eligible employees were used to effect quarterly purchases of First Data common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter.

    The Predecessor elected to follow APB 25 for First Data stock options because, as discussed below, the alternative fair value accounting under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. No compensation expense was recognized under APB 25 because the exercise price of the stock options equals the market price of the underlying First Data stock on the date of grant.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, assuming the Predecessor has accounted for its First Data employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1997 and 1996:

                                                                          1997             1996
                                                                              Predecessor
                                                                      ----------------------------------
Risk-free interest rate--options  ...................................          6.23%           6.28%
Risk-free interest rate--employee stock purchase rights  ............          6.23%           5.04%
Dividend yield  .....................................................          0.22%           0.22%
Volatility of First Data common stock  ..............................          18.9%           16.9%
Expected option life  ...............................................         5 years          5 years
Expected employee stock purchase right life  ........................       0.25 years       0.25 years


Weighted-average fair value of options granted  .....................          $  11           $  11
Weighted-average fair value of employee stock purchase rights  ......          $   7           $   7

   The Predecessor's pro forma net income (loss) after amortizing the fair value of the options and the stock purchase rights over their vesting period is ($410) and $4,071 for the years ended December 31, 1997 and 1996, respectively.

   Because the Predecessor's First Data employee stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its First Data employee stock options.

   A summary of First Data stock option activity for the Predecessor's employees is as follows:


                                                        Year ended December 31,
                                        -------------------------------------------------------
                                                   1997                         1996
                                                              Predecessor
                                        -------------------------------------------------------
                                                             Weighted                    Weighted
                                                             Average                     Average
                                                             Exercise                    Exercise
                                             Options         Price        Options        Price
                                        -------------------------------------------------------
Outstanding at beginning of period  ....      359,332           $28       583,200            $23
Granted  ...............................       76,000            40       163,742             38
Exercised  .............................      (77,357)           17      (149,638)            21
Cancelled  .............................      (71,897)           32      (237,972)            28
                                         ---------------              --------------
Outstanding at end of period  ..........      286,078           $34       359,332            $28
                                         ===============              ==============
Exercisable  ...........................       79,297           $28        87,325            $17
                                         ===============              ==============


   The following summarizes information about stock options outstanding at December 31, 1997.

                      Options Outstanding                               Options Exercisable
------------------------------------------------------------------------------------------------
                                      Weighted
                                       Average       Weighted                          Weighted
                                      Remaining       Average                          Average
Exercise              Number         Contractual     Exercise         Number           Exercise
Prices              Outstanding         Life           Price       Exercisable          Price
------------------------------------------------------------------------------------------------
    $11-$26                76,936        6.6 years          $23            48,427               $22
    $31-$44               209,142        8.7 years           38            30,870                36
                  ---------------                                 ---------------
                          286,078        8.2 years           34            79,297                28
                  ===============                                 ===============

11. Income Taxes

    During 1998, the Company has not recognized any benefit for income taxes since it has recognized a valuation allowance equal to the amount of total deferred tax assets. The provision for income taxes consists of the following (in thousands):

                                                    Year ended December 31,
                                   --------------------------------------------------------
                                          1998               1997               1996
                                       The Company                 Predecessor
                                   --------------------------------------------------------
        Federal                     $             --              $2,091             $3,692
        State and local                           --                 332                757
                                   --------------------------------------------------------
        Total                       $             --              $2,423             $4,449
                                  =========================================================

    Deferred income taxes result from the recognition of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years.

    The provision for income taxes is comprised of the following (in thousands):


                                                 Year ended December 31,
                               ---------------------------------------------------------
                                       1998               1997               1996
                                    The Company                 Predecessor
                               ---------------------------------------------------------
        Current                  $             --              $2,205             $2,426
        Deferred                               --                 218              2,023
                               ---------------------------------------------------------
        Total                    $             --              $2,423             $4,449
                               =========================================================

   The Company's net deferred tax assets (liabilities) consist of the following (in thousands):

                                                          December 31,
                                        --------------------------------------------
                                                   1998                  1997
                                               The Company           Predecessor
                                        --------------------------------------------
Deferred tax assets:
   Accrued costs                              $   608                   $ 1,124
   Minimum pension liability                      --                        247
   Depreciation and amortization                5,195                       --
   Goodwill write-off                           3,667                       --
   Accounts receivable allowance                  370                     1,709
   Net operating loss                           4,020                       --
                                        --------------------------------------------
Total deferred tax assets                      13,860                     3,080
Valuation allowance                           (13,860)                      --
                                        --------------------------------------------
Net deferred tax assets                           --                      3,080

Deferred tax liabilities:
   Depreciation and amortization                  --                     (1,388)
                                        --------------------------------------------
Total deferred tax liabilities                    --                     (1,388)
                                        --------------------------------------------
   Net deferred tax assets                    $   --                    $ 1,692
                                        ============================================

  The reconciliation of income tax computed at the U. S. federal statutory tax rate to income tax expense is (in thousands):


                                                            Year ended December 31,
                                   -----------------------------------------------------------------------
                                                1998                    1997                  1996
                                            The Company                         Predecessor
                                   -----------------------------------------------------------------------
Tax at U.S. statutory rate                      $(12,470)               $  881                $3,068
Increases in taxes from:
    State and local taxes                         (1,390)                  216                   492
    Non-deductible goodwill                          --                    782                   782
    Other non-deductible                             --                    350                   --
    Other                                            --                    194                   107
                                   -----------------------------------------------------------------------
                                                 (13,860)                2,423                 4,449
    Valuation allowance                           13,860                   --                    --
                                   -----------------------------------------------------------------------
Total                                      $         --                 $2,423                $4,449
                                   =======================================================================

12. Retirement Plans

    Defined Contribution Plan

    The Company has an incentive savings plan that allows eligible employees to contribute a percentage of their compensation and provides for certain matching, service-related and other contributions. The matching and service-related contributions associated with the plans were approximately $267 for the year ending December 31, 1998.

    First Data has an incentive savings plan which allows eligible employees of First Data and its subsidiaries to contribute a percentage of their compensation and provides for certain matching, service-related and other contributions. The Predecessor's matching and service-related contributions associated with the plan were approximately $584 and $453 for the years ended December 31, 1997 and 1996, respectively.

    Defined Benefit Plan

    In 1997 and 1996, the Predecessor had a defined benefit pension plan covering employees hired prior to May 1, 1993 when the Plan was frozen such that no new participants would be added and existing participants would cease accruing additional benefits. Benefits under this plan were based on years of service and annual compensation. Funding of retirement costs complied with the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974, as amended. Plan assets consisted principally of mutual fund investments and fixed income securities.

    Net pension cost for the years ended December 31, 1997 and 1996 consisted of (in thousands):

                                                                 -------------------------------------------
                                                                          1997                  1996
                                                                                  Predecessor
                                                                 -------------------------------------------
         Service cost--benefit earned during period                    $          --             $       --
         Interest cost on projected benefit obligation                            216                    196
         Actual return on plan assets                                            (542)                  (148)
         Net amortization and deferral                                            348                     35
                                                                 -------------------------------------------
         Net periodic pension cost                                              $  22                  $  83
                                                                 ===========================================

   The following table sets forth the funded status and amounts recognized in the balance sheet for the Company's plan at December 31, 1997, (in thousands)

                                                                 ----------------
                                                                       1997
                                                                    Predecessor
                                                                 ----------------
      Actuarial present value of benefit obligations:
       Vested, Accumulated and Projected benefit obligation           $(3,076)
      Plan assets at fair value                                         2,904
                                                                 ----------------
      Plan assets less than projected benefit obligations                (172)
      Unrecognized net loss                                               649
      Minimum liability adjustment                                       (649)
                                                                 ----------------
      Pension liability included in the balance sheet                 $  (172)
                                                                 ================

    In computing the foregoing, a discount rate of 7.5% was used. The expected long-term rate of return on assets was 9.5%.

13. Goodwill Write-off

    In December 1998, management determined that a goodwill write-off was required relating to the Denver operation. The revenue from continuing clients is not sufficient to cover fixed operating costs of a separate facility. The Company closed the Denver facility on February 28, 1999 and moved the remaining account placements to another facility. The Company recorded a goodwill write-off of $10.1 million related to the Denver operation which represented approximately 73% of the goodwill attributed to the Denver operation.

14. Commitments and Contingencies

    The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

    In 1992, the Predecessor reached a settlement with the Federal Trade Commission (the ''FTC'') in an action commenced by the FTC in which it alleged the Company had violated the FDCPA. The matter was resolved with a Consent Decree, in which the Company, without admitting any liability, agreed to take additional steps to ensure compliance with the FDCPA and paid a penalty of $100,000. The Federal Trade Commission completed its investigation regarding the Company's compliance with the

    Consent Decree from January 1, 1994 to October 1998, when the matter was settled. The Company settled the matter by paying a civil penalty of $1.0 million and implementing certain procedures in connection with the operation of the business, consisting primarily of disclosure to debtors of their rights and enhanced training and compliance reporting requirements. First Data reimbursed the Company for the penalty and expenses incurred in connection with the FTC investigation. The settlement was filed with the court on October 6, 1998 in the form originally proposed, United States v. Nationwide Credit, Inc. Civ. Act. No. 1:98-CV-2929 (N.D. Ga., Atlanta Div.). The Company believes that compliance by the Company with the provisions of the Consent Decree, as well as with the additional provisions related to the proposed settlement of the FTC investigation, will not materially affect the Company's financial condition or results of operations.

15. Subsequent Events

    In March 1999, the Company negotiated an amendment to the Senior Credit Facility that revises the cumulative EBITDA and related ratio covenants to reflect the Company's revised EBITDA expectations. In connection with the amendment, the Applicable Margin on the Eurodollar Loan and Base Rate Loan was increased 1% to 3.75% and 2.75%, respectively. The Company was in compliance with the revised covenants as of December 31, 1998.

                            Nationwide Credit, Inc.
                                  Schedule IX
                       Valuation and Qualifying Accounts

                         (Dollar amounts in thousands)


                                                          Charged
                                            Balance at    to Costs  Charged               Balance at
                                             Beginning      and     to Other                 End of
Description                                  of Period    Expenses  Accounts  Deductions     Period
----------------------------------------------------------------------------------------------------
Allowance for doubtful accounts

        Year ended December 31, 1996
         deducted from receivables        $     921     $ 2,440         -       $   (158)  $  3,203

        Year ended December 31, 1997
         deducted from receivables            3,203       2,128         -           (882)     4,449

        Year ended December 31, 1998
         deducted from receivables            4,449         524         -         (4,022)       951

Accrued severance and office closure costs

        Year ended December 31, 1998             -        1,563      4,000 (1)    (1,318)     4,245

(1) Accrual recorded as part of the purchase accounting adjustments resulting from the acquisition of the Company.