Form 10-K405/A
period 1998-12-31
NATIONWIDE CREDIT INC
filed 1999-04-08
CIK 1059083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

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

Recent Sales of Unregistered Securities

     Not Applicable


ITEM 6 - SELECTED HISTORICAL FINANCIAL INFORMATION AND OTHER DATA

     In the 1998 Transactions, the Company was acquired by NAC. The predecessor to the Company (the "Predecessor Company") was Nationwide Credit, Inc., a wholly owned subsidiary of FFMC, a wholly owned subsidiary of First Data. The Predecessor Company was acquired in June 1990 by FFMC. First Data's October 1995 merger with FFMC, accounted for under the pooling of interests method, resulted in the combination of First Data's accounts receivable management company, ACB, with the Company. ACB was primarily the result of two businesses purchased and combined by First Data in 1993. The following table presents selected historical consolidated financial information of the Company and the Predecessor Company, as of the dates and for the periods indicated. The historical consolidated financial information of the Company and the Predecessor Company has been derived from the respective consolidated financial statements. The selected consolidated historical financial information should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The 1998 consolidated financial statements of the Company have been audited by Arthur Andersen LLP, independent public accountants. The years ended December 31, 1997, 1996, and 1995 have been audited by Ernst & Young LLP, independent auditors. The historical consolidated financial information for the year ended December 31, 1994, has been derived from unaudited consolidated financial statements of the Predecessor Company and, in the opinion of management, includes all adjustments (consisting of normal, recurring, and other adjustments, which are primarily purchase accounting adjustments associated with the two business acquisitions by First Data in 1993) necessary for a fair presentation of financial position and results of operations and cash flows as of the dates and for the periods indicated.

                                         ------------------------------------------------------------------------------------
                                                                        Year Ended December 31,
                                                                        (dollars in thousands)
                                               1998            1997             1996             1995             1994
                                         ------------------------------------------------------------------------------------
                                            The Company                                Predecessor
                                         ------------------------------------------------------------------------------------
                                                  (1)                                                        (Unaudited)

Income Statement Data:
Revenue ...............................         $ 102,797       $119,013         $138,905         $154,506         $143,376
Expenses
    Salaries and benefits  .............           64,825         66,376           73,636           81,114           74,353
    Telecommunication  .................            4,960          6,236            7,341            9,539           10,075
    Occupancy  .........................            4,212          5,014            4,602            5,148            4,959
    Other operating and
     administrative  ...................           14,249         22,516           26,586           27,102           22,963
    Depreciation and amortization.......           24,315         14,364           12,021           11,893           10,002
    Provision for merger costs,
     employee severance
     and office closure (2).............            1,563            679            4,323           13,562               --
    Goodwill write-off (6)..............           10,100             --               --               --               --
    Overhead charges from First Data ...               --          1,190            1,389            1,545            1,434

                                         -----------------------------------------------------------------------------------
    Operating income (loss)  ...........         ( 21,427)         2,638            9,007            4,603           19,590
    Interest expense, net  .............           13,418            122              241              501              680
                                         -----------------------------------------------------------------------------------
    Income (loss) before income
     taxes and extraordinary item ......          (34,845)         2,516            8,766            4,102           18,910
    Provision for income taxes  ........               --          2,423            4,449            2,611            8,438
                                         -----------------------------------------------------------------------------------
    Income (loss) before extraordinary
     item ..............................          (34,845)            93            4,317            1,491           10,472
    Extraordinary loss on debt
     extinguishment  ...................              783             --               --               --               --
                                         -----------------------------------------------------------------------------------
    Net income (loss)  .................        $ (35,628)      $     93         $  4,317         $  1,491         $ 10,472
                                         ===================================================================================
Other Data:
    Ratio of earnings to fixed
     charges (3) .......................               --           2.4x             6.2x             3.1x            10.2x
    Adjusted EBITDA (4) ................        $  14,551       $ 21,169         $ 25,351         $ 30,058         $ 29,592
    Adjusted EBITDA margin (4) .........             14.2%          17.8%            18.3%            19.5%            20.6%
Net Cash Provided By (Used In):
    Operating activities ...............        $   4,023       $ 14,624         $ 23,898         $ 20,973              N/A
    Investing activities ...............         (153,409)       (29,626)          (7,824)          (7,748)             N/A
    Financing activities ...............          151,199         12,281          (18,197)         (14,488)             N/A
    Capital expenditures ...............        $   3,897       $  5,465         $  7,005         $  5,016         $  5,800
Balance Sheet Data:
    Cash ...............................        $   3,201       $  1,388
    Total assets .......................          140,315        190,865
    Total indebtedness  (5) ............          118,750        113,901
    Stockholder's Equity ...............            3,697         63,879

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

(4) Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization and provision for merger costs, employee severance and office closure, goodwill write-off, a non-recurring contract settlement expense, non-recurring settlement expense with the FTC and a non-recurring expense
    related to DOE chargebacks.   Adjusted EBITDA reconciles to net income as
    follows:

                                                                                     Year Ended December 31,
                                                                        ------------------------------------------------
                                                                           1998     1997      1996      1995      1994
                                                                        ------------------------------------------------
                                                                           The
                                                                         Company                Predecessor
                                                                        ------------------------------------------------
Net Income (loss)                                                        ($35,628) $    93   $ 4,317   $ 1,491   $10,472
Add: Depreciation and amortization                                         24,315   14,364    12,021    11,893    10,002
        Goodwill write-off                                                 10,100       --        --        --        --
  Provision for merger costs, employee
   severance and office closure                                             1,563      679     4,323    13,562        --
   Non-recurring contract settlement                                           --    1,553        --        --        --
  Non-recurring settlement expense with the FTC and
              expenses associated with DOE chargebacks                         --    1,935        --        --        --
   Interest expense, net                                                   13,418      122       241       501       680
   Provision for income taxes                                                  --    2,423     4,449     2,611     8,438
   Extraordinary loss on debt extinguishment                                  783       --        --        --        --
                                                                        ---------  -------   -------   -------   -------
Adjusted EBITDA                                                         $  14,551  $21,169   $25,351   $30,058   $29,592
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

Results of Operations

Comparison of year ended December 31, 1998, to year ended December 31, 1997 (Predecessor).

     Revenue. Total revenue decreased $16.2 million or 13.6% from $119.0 million for 1997 to $102.8 for 1998. The decrease was primarily the result of
(i) a reduction in revenue from the Department of Education ("DOE") and the General Services Administration ("GSA") of $12.9 million resulting from the reduction of contracts with the Company from four to one, a requirement of the DOE, and a delay in new placements under the new GSA contract, (ii) a decrease of $4.1 million revenue, primarily from lower placements on gas credit cards, and (iii) a decrease in revenue from healthcare account placements of $0.9 million due to the elimination of unprofitable clients, and (iv) a decrease in revenue from telecommunications account placements of $3.1 million. These decreases were partially offset by increased revenue of $0.8 million from American Express and $3.2 million from on-site services.

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

     Other operating and administrative expense decreased $8.3 million or 36.7% from $22.5 million for 1997 to $14.3 million for 1998. The decrease is the result of the continuation of the Company's operating improvement plan offset by
certain charges in 1997.   In 1997, the Predecessor Company incurred a non-
recurring contract settlement expense of approximately $1.6 million, a non-recurring charge of $0.9 million to correct for out-of-balance conditions that occurred during the 1996 integration of ACB and the Predecessor Company operations, a non-recurring litigation settlement expense with the FTC of $1.0 million and a non-recurring charge related to DOE charge-backs of $0.9 million. In addition, other operating and administrative expenses included a $2.1 million charge for the year ended December 31, 1997 for doubtful accounts related to billing disputes. These billing disputes, known as short pays, were recorded as a reduction in revenue for 1998.

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

     Net income before extraordinary items and after adding back depreciation, amortization, taxes and interest and other nonrecurring charges (Adjusted EBITDA) generated $14.6 million for the year ended December 31, 1998 as compared to $21.2 million for the same period in 1997. Alternatively, the decreased cash provided by operating activities was primarily due to (i) a decrease in EBITDA of $2.4 million, (ii) interest paid of $7.4 million, and (iii) decrease in working capital items $1.5 million.

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

     Cash provided by (used in) financing activities was $151.2 million, $12.3 million and ($18.2) for the years ended December 31, 1998, 1997 and 1996, respectively. The increase from 1997 to 1998 was primarily due to the Transaction. Specifically, (i) the interim financing of the Transaction ("Notes"), and (ii) the refinancing of the interim facility with the issuance of $100 million 10.25% Senior notes due 2008 and a $25.0 million seven-year term loan facility ("Term Loan Facility"). The increase from 1996 to 1997 was primarily due to net intercompany repayments in 1996 as compared to net intercompany borrowings to fund the acquisition of Consolidated in 1997.

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

Signature                             Title                   Date
-------------------------  ----------------------------  --------------

/s/ Jerrold Kaufman        Chief Executive Officer       April 8, 1999
-------------------------  and Director
Jerrold Kaufman

 /s/ Michael Lord          Chief Financial Officer       April 8, 1999
-------------------------  and Chief Accounting Officer
Michael Lord

/s/ Loren F. Kranz         Chief Operating Officer,      April 8, 1999
-------------------------  Executive Vice President
Loren F. Kranz
   and Director

/s/ David B. Golub         Chairman of the Board         April 8, 1999
-------------------------  Directors and Director
David B. Golub

/s/ Wesley W. Lang, Jr.    Vice Chairman of the Board    April 8, 1999
-------------------------  of Directors and Director
Wesley W. Lang, Jr.

/s/ Nora E. Kerppola       Director                      April 8, 1999
-------------------------
Nora E. Kerppola

/s/ Lester Pollack         Director                      April 8, 1999
-------------------------
Lester Pollack

/s/ Jeffrey A. Weiss       Director                      April 8, 1999
-------------------------
Jeffrey A. Weiss

/s/ Craig S. Whiting       Director                      April 8, 1999
-------------------------
Craig S. Whiting

/s/ Paul J. Zepf           Director                      Arpil 8, 1999
-------------------------
Paul J. Zepf

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



ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 12, 1999 (except with
respect to the matter discussed
in note 15, as to which the
date is March 17, 1999)

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

                            NATIONWIDE CREDIT, INC.
                (Successor to Nationwide Credit, Inc. - Note 1)

                Consolidated Statements of Stockholder's Equity
                         (Dollar amounts in thousands)



                                       Common Stock      Additional                                  Other
                                       --------------     Paid-In     Retained    Notes Rec.     Comprehensive
                                       Shares  Amount     Capital     Earnings    Officers           Income      Total
Balance at January 1, 1996
 Predecessor ........................   1,000      --   $   41,506       18,365            --         (567)    59,304
   Net income .......................      --      --           --        4,317            --           --         --
   Pension adjustment ...............      --      --           --           --            --           66         --
   Total comprehensive income........      --      --           --           --            --           --      4,383
                                     --------------------------------------------------------------------------------
Balance at December 31, 1996
 Predecessor ........................   1,000      --       41,506       22,682            --         (501)    63,687
   Net income .......................      --      --           --           93            --           --         --
   Pension adjustment ...............      --      --           --           --            --           99         --
   Total comprehensive income........      --      --           --           --            --           --        192
                                     --------------------------------------------------------------------------------
Balance at December 31, 1997
  Predecessor .....................     1,000      --       41,506        22,775                      (402)  $ 63,879

                                      ===============================================================================
Initial Capitalization
  January 1, 1998                       1,000      --       $39,465           --        (140)           --     39,325
Net loss ..........................       --       --           --     $(35,628)          --            --    (35,628)
                                      -------------------------------------------------------------------------------
Balance at December 31, 1998,
  The Company                           1,000  $   --       $39,465     $(35,628)       $(140)  $       --   $  3,697
                                     ================================================================================


The accompanying notes are an integral part of these Consolidated Financial Statements.

                            NATIONWIDE CREDIT, INC.

                (Successor to Nationwide Credit, Inc. - Note 1)

                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)


                                                                                 Year ended December 31
                                                            -------------------------------------------------------------
                                                                     1998                1997                 1996
                                                                 The Company                    Predecessor
                                                            -------------------------------------------------------------
Operating activities
Net income (loss)                                                    $ (35,628)            $     93              $  4,317
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                       25,821               14,364                12,021
    Goodwill write-off                                                  10,100                    -                     -
    Extraordinary loss on debt extinguishment                              783                    -                     -
     Other non-cash charges                                              1,563                1,842                 2,784
    Deferred tax provision                                                   -                  218                 2,023
    Changes in operating assets and liabilities, net of
     acquisition:
      Accounts receivable                                                 (664)              (2,862)                9,778
      Prepaid expenses and other assets                                   (312)                  48                   113
      Accrued compensation                                               1,236                 (857)                  (18)
      Intercompany trade payables                                           -                   966                 1,218
      Accounts payable and other accrued liabilities                     1,124                  812                (8,338)
                                                            -------------------------------------------------------------
       Net cash provided by operating activities                         4,023               14,624                23,898

Investing activities
Acquisitions, net of cash acquired                                    (149,512)             (24,161)                 (819)
Purchases of property and equipment                                     (3,897)              (5,465)               (7,005)
                                                            -------------------------------------------------------------

Net cash used in investing activities                                 (153,409)             (29,626)               (7,824)

Financing activities
Proceeds from acquisition facilities                                    125,000                    -                    -
Capital contribution from Parent                                         38,975                    -                    -
Proceeds from long-term debt                                            125,000                    -                    -
Repayment of acquisition facilities                                    (125,000)                   -                    -
Repayment of long-term debt                                              (6,250)              (1,500)              (1,500)
Debt issuance and acquisition costs                                      (6,526)                   -                    -
Change in due from (to) First Data Corporation                                -               13,781              (16,697)
                                                            -------------------------------------------------------------
Net cash provided by (used in) financing activities                     151,199               12,281              (18,197)

Increase (decrease) in cash and cash equivalents                          1,813               (2,721)              (2,123)
                                                            -------------------------------------------------------------
Cash and cash equivalents at beginning of year                            1,388                4,109                6,232
                                                            -------------------------------------------------------------
Cash and cash equivalents at end of year                              $   3,201             $  1,388             $  4,109
                                                            =============================================================

Cash paid for interest                                                   $7,379  $         -        $         -
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


3. Acquisition

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

4. Provision for Merger Costs, Employee Severance and Office Closure

   In December 1998, the Company decided to relocate its corporate offices. The Company is in final negotiations with real estate brokers to lease a new facility for these offices. The Company recorded a charge of $1.6 million in 1998 which represents the future rent obligations under the existing lease offset by estimated sublease income less broker commissions. The Company expects to vacate its current headquarters facility during the second quarter of 1999.

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
                                           =========================================================

   The $750 credit in 1996 represents the benefit First Data realized from a favorable settlement from the merger of FFMC and First Data in October 1995. Employee severance has involved giving notice of termination to 78 and 200 employees during 1997 and 1996, respectively.

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

   As part of the financing plan, the Company also entered into a credit agreement (the "Credit Agreement") which provides for (1) a seven-year term loan facility in the amount of $25 million (the "Term Loan"), and (ii) a six-year revolving credit facility, as amended, (the "Revolving Credit Facility") of $5 million. In connection with the Offering, all amounts outstanding under the Acquisition Facilities were repaid utilizing proceeds of the Offering and the Term Loan. The interest rate of the Term Loan and the Revolving Credit Facility as defined in the Credit Agreement, as amended (See Note 15), at the Company's option, is based upon the Eurodollar Base Rate ("Eurodollar") plus 3.75% or the Base Rate, plus 2.75%. Interest payments are made quarterly for Base Rate loans. Interest payments on Eurodollar loans are made on the earlier of their maturity date or 90 days depending on their term. In addition, the Company is required to pay a commitment fee of .625% on the unused portion of the Revolving Credit Facility. The Term Loan is repaid in quarterly installments, which began March 31, 1998, in an aggregate annual principal amount of $250,000 for each of the first six years and the remaining $17.5 million in the last year of the facility. Additionally, the Company is required to make annual prepayments from Excess Cash Flow, as defined in the Credit Agreement. Prepayments are also required in the event of an equity or debt issuance, or upon certain dispositions of assets. The Company made a prepayment of $6.0 million in 1998 reducing the balance of the Term Loan from $24.8 million to $18.8 million. Substantially all of the assets of the Company are pledged as collateral for borrowings under the Credit Agreement. The Credit Agreement requires the Company to maintain certain financial ratios and limits the Company's indebtedness, ability to pay dividends, acquisitions and capital expenditures. Subsequent to year-end the Company entered into amendments to the Credit Agreement which modified certain financial covenants. The Company is in compliance with all financial covenants, as amended (see Note 15).

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

7. Business Segments, Significant Customers and Concentrations of Credit Risk

   The Company operates in a single segment, the accounts receivable management business. It receives placements from a number of different industry groups on both a pre and post charge-off basis. In 1998, the Company also began providing outsourcing services to the telcommunications industry. The revenue from this service to the telecommunications industry is less than five percent of total revenues and is therefore not presented as a separate segment.

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

   In 1998, the DOE revised the amounts it paid to the Predecessor during the years ended December 31, 1994 through 1997 of approximately $0.9 million. These amounts were recorded as a charge to expense in 1997.


8. Fair Value of Financial Instruments

   The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, accounts payable, short-term notes payable and current maturities of long-term debt approximate fair value due to the short maturities of these instruments. The fair value of outstanding bonds are based on market quotes. The carrying amount of the Term Loan approximates fair value due to variable interest rates. The carrying amounts and fair values of the Company's long-term debt as of December 31, 1998 are as follows (in thousands):


                        Carrying             Fair
                         Amount              value
                        --------             -----

Senior Notes            $100,000           $ 83,000
Term Loan                 18,500             18,500
                         -------            -------
                        $118,500           $101,500
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

    The Company accounts for stock-based compensation using the instrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the the Option Plan been determined based upon fair values at the grant date for awards under the Option Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss for 1998 would have been increased to the pro forma amount indicated below.

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
                                         ===============              ==============


   The following summarizes information about stock options outstanding at December 31, 1997:

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
                                                                 ================

    In computing the foregoing, a discount rate of 7.5% and 8% was used in 1997 and 1996 respectively. The expected long-term rate of return on assets was 9.5% for 1997 and 1996.

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

15. Subsequent Events

    On March 17, 1999, the Company negotiated an amendment to the Senior Credit Facility that revises the cumulative EBITDA and related ratio covenants to reflect the Company's revised EBITDA expectations. In connection with the amendment, the Applicable Margin on the Eurodollar Loan and Base Rate Loan was increased 1% to 3.75% and 2.75%, respectively. In addition, the Revolving Credit Facility was reduced to $5 million from $15 million. The Company was in compliance with the revised covenants as of December 31, 1998.

                            Nationwide Credit, Inc.
                                  Schedule II
                       Valuation and Qualifying Accounts

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