Form 10-Q
period 1999-03-31
NATIONWIDE CREDIT INC
filed 1999-05-07
CIK 1059083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 1999 or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number  0001059083


                             NATIONWIDE CREDIT, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Georgia                                     58-1900192
    ------------------------------                 ----------------------------
     (State or other jurisdiction                         (IRS Employer
    of incorporation or organization)                 Identification Number)


      6190 Powers Ferry Road, 4th Floor, Atlanta, Georgia          30339
-------------------------------------------------------------------------------
           (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:     (770) 644-7452

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes  X    No

                                TABLE OF CONTENTS



                                                                         PAGE


PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
as of March 31, 1999 and December 31, 1998 ................................1

Condensed Consolidated Statements of Operations
for the Three Months Ended March 31, 1999 and March 31, 1998...............3

Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 1999 and March 31, 1998...............4

Notes to Condensed Consolidated
Financial Statements as of March 31, 1999..................................5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS ....................................................6


PART II.  OTHER INFORMATION



SIGNATURE.................................................................11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONWIDE CREDIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)



                                                                          March 31, 1999          December 31, 1998
                                                                            Unaudited                  Audited
                                                                         -----------------        ------------------
Assets
Current assets:
     Cash and cash equivalents                                           $      3,573             $      3,201
     Cash held for clients                                                      2,182                    2,279
     Accounts receivable, net of allowance of
             $1,187 and $951, respectively                                     11,102                   12,885
     Prepaid expenses and other current assets                                  1,221                    1,208
                                                                         ------------------       ------------------

Total current assets                                                           18,078                   19,573

Property and equipment, less accumulated
     depreciation of $5,736 and $4,575, respectively                            8,912                    9,859


Other assets, net:
     Goodwill, less accumulated amortization of $4,661                        101,209                  102,107
        and $3,763, respectively
     Other intangible assets, less accumulated amortization                     3,942                    4,301
        of $16,336 and $15,978, respectively
     Deferred financing costs, less accumulated amortization                    4,115                    4,238
        of $2,411 and $2,288, respectively
     Other assets                                                                 218                      237
                                                                         ------------------       ------------------

Total assets                                                             $    136,474             $    140,315
                                                                         ==================       ==================

The accompanying notes are an integral part of these consolidated balance sheets.

NATIONWIDE CREDIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)



                                                                            March 31, 1999         December 31, 1998
                                                                              Unaudited                 Audited
                                                                           -----------------       ------------------
Liabilities and stockholder's equity

Current liabilities:
    Collections due to clients                                             $      2,182            $      2,279
    Accrued compensation                                                          5,636                   4,201
    Accounts payable                                                              1,793                   1,870
    Accrued severance and office closure costs                                    3,078                   1,845
    Other accrued liabilities                                                     2,660                   5,273
    Current maturities of long-term debt                                            250                     250
                                                                           -----------------       ------------------

Total current liabilities                                                        15,599                  15,718

Accrued severance and office closure costs                                          900                   2,400

Long-term debt, less current maturities                                         118,438                 118,500

Stockholder's equity:
Common stock - $.01 par value
  Authorized shares - 10,000 shares
   Issued and outstanding shares - 1,000 shares                                      --                      --
Additional paid in capital                                                       39,465                  39,465
Accumulated deficit                                                             (37,788)                (35,628)
Notes receivable - officers                                                        (140)                   (140)
                                                                           -----------------       ------------------
Total stockholder's equity                                                        1,537                   3,697
                                                                           -----------------       ------------------

Total liabilities and stockholder's equity                                     $136,474                $140,315
                                                                           =================       ==================

The accompanying notes are an integral part of these consolidated balance sheets.

NATIONWIDE CREDIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands)

                                                                                For the Three Months
                                                                                   Ended March 31,
                                                                        --------------------------------------
                                                                             1999                   1998
                                                                          Unaudited              Unaudited
                                                                        ---------------        ---------------

      Revenue                                                             $   27,266             $  29,925

      Expenses:
            Salaries and benefits                                             18,432                17,039

            Telecommunication                                                    919                 1,359

            Occupancy                                                          1,025                 1,158

            Other operating and administrative                                 3,277                 3,712

            Depreciation and amortization                                      2,416                 6,130

            Provision for employee severance and office closure                  243                    --
                                                                           ---------------        ---------------

      Total expenses                                                          26,312                29,398

                                                                        ---------------        ---------------
      Operating income                                                           954                   527

      Interest expense                                                         3,114                 4,174
                                                                        ---------------        ---------------
      Loss before income taxes                                                (2,160)               (3,647)


      Provision for income taxes                                                  --                    --
                                                                        ---------------        ---------------
      Loss before extraordinary item                                          (2,160)               (3,647)


      Extraordinary loss on debt extinguishment                                   --                   783
                                                                        ---------------        ---------------

      Net loss                                                             $  (2,160)          $    (4,430)
                                                                        ===============        ===============


The accompanying notes are an integral part of these consolidated financial statements.

NATIONWIDE CREDIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                                           For the Three Months
                                                                                              Ended March 31,
                                                                                  ----------------------------------------
                                                                                       1999                    1998
                                                                                     Unaudited               Unaudited
                                                                                  ----------------        ----------------
Operating activities
     Net loss                                                                        $  (2,160)            $    (4,430)
     Adjustments  to reconcile  net loss to net cash provided by operating activities:
         Depreciation and amortization                                                   2,540                   7,318
         Extraordinary loss on debt extinguishment                                          --                     869
         Other non-cash charges                                                            243                      --
      Changes in operating assets and liabilities:
         Accounts receivable                                                             1,783                  (3,070)
         Prepaid expenses and other assets                                                   6                     357
         Accrued compensation                                                            1,435                   1,156
         Accounts payable and other accrued liabilities                                 (3,199)                  3,958
                                                                                  ----------------        ----------------
     Net cash provided by operating activities                                             648                   6,158

Investing activities
      Acquisitions, net of cash acquired                                                    --                (157,270)
      Purchases of property and equipment                                                 (213)                 (1,117)
                                                                                  ----------------        ----------------
      Net cash used in investing activities                                               (213)               (158,387)

Financing activities
     Proceeds from acquisition facilities                                                   --                 125,000
     Capital contribution from Parent                                                       --                  38,975
     Proceeds from long-term debt                                                           --                 125,000
     Repayment of acquisition facilities                                                    --                (125,000)
     Repayment of long-term debt                                                           (63)                    (63)
     Debt issuance and acquisition costs                                                    --                  (6,437)
     Other                                                                                  --                    (268)
                                                                                  ----------------        ----------------
     Net cash (used in) provided by financing activities                                   (63)                157,207
                                                                                  ----------------        ----------------

     Increase in cash and cash equivalents                                                 372                   4,978

Cash and cash equivalents at beginning of period                                         3,201                   1,388
                                                                                  ----------------        ----------------

Cash and cash equivalents at end of period                                          $     3,573            $     6,366
                                                                                  ================        ================

Cash paid for interest                                                              $     5,661            $     1,242
                                                                                  ================        ================



The accompanying notes are an integral part of these consolidated financial statements.

NATIONWIDE CREDIT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been excluded. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1998 included in Form 10K, as amended.

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

     Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Hedging Activities" (SFAS 133). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 1999. The Company is evaluating the impact of SFAS 133 on the Company's future earnings and financial position, but does not expect it to be material.

2.   Nature of Operations

     The Company is among the largest independent providers of accounts receivable management services in the United States. The Company's client base is comprised of companies located throughout the United States primarily in the financial services, telecommunications, retail, institutional and healthcare industries.

3.   Long-Term Debt

     As discussed in Note 6 of the Company's Form 10-K for the year ended December 31, 1998, on March 17, 1999, the Company negotiated an amendment to the Revolving Credit Facility that revises the cumulative EBITDA and related ratio covenants to reflect the Company's revised EBITDA expectations. The Company was in compliance with these revised covenants as of March 31, 1999.

4.   Commitments and Contingencies

     The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

5.   Provision for Merger Costs, Employee Severance and Office Closure

     In 1998, as a result of the acquisition of the Company and in connection with the implementation of an operating improvement plan, the Company accrued estimated costs of approximately $4.0 million associated with closing certain offices and branches ($2.3 million), severance payments to employees ($0.8 million), and relocation costs ($0.9 million). Specifically, the company is closing and/or reducing branches which are not operating at full capacity, or whose operations can be consolidated with other branches.

     In December 1998, the Company decided to relocate its corporate offices. The Company has entered into a lease agreement for a new facility for these offices. The Company recorded a charge of $1.6 million in 1998 which represents the future rent obligations under the existing lease offset by estimated sublease income less broker commissions. The Company expects to vacate its current headquarters facility during the second quarter of 1999.

     In March 1999, the Company terminated certain employees as part of a reorganization and staff reduction. The Company recorded a charge of $0.2 million for employee severance.

     The amounts remaining at March 31, 1999 from these accruals are as follows:

                           Office closure             $    2,914
                           Employee severance                684
                           Relocation                        380
                                                      ===============
                                                      $    3,978
                                                      ===============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Results of Operations-(first quarter of 1999 compared to first quarter of 1998)

Revenue. Total revenue decreased $2.6 million or 8.7% from $29.9 million for the first quarter of 1998 to $27.3 for the first quarter of 1999. The decrease was primarily the result of (i) a reduction in revenue from the Department of Education ("DOE") and the General Services Administration ("GSA") of $3.6 million resulting from the reduction of contracts with the Company from four to one, a requirement of the DOE, and a delay in new placements under the new GSA contract, (ii) a decrease of $0.5 million revenue, primarily from lower placements on gas credit cards, and (iii) a decrease in revenue from telecommunications account placements of $1.8 million. These decreases were partially offset by increases in revenue of $0.2 million from American Express, $0.2 million from healthcare account placements, $0.8 million from outsourced pre-chargeoff management services and $1.8 million from on-site services.

Expenses. Salaries and benefits expense increased $1.4 million or 8.2% to $18.4 million for the three months ended March 31, 1999 from $17.0 million for the three months ended March 31, 1998. This increase is primarily the result of the Company's service expansion which includes on-site call center staffing and management services for a major telecommunications company.

Telecommunications expense decreased $0.5 million or 35.7% to $0.9 million for the three months ended March 31, 1999 from $1.4 million for the same period in 1998. The decrease is primarily the result of lower negotiated long distance rates and lower call volume.

Occupancy expense decreased $0.1 million or 9.1% to $1.0 million for the three months ended March 31, 1999 from $1.1 million for the same period in 1998. The company closed its Atlanta data center and consolidated these operations into the Phoenix data center in May 1998 and closed the Denver facility in February 1999.

Other operating and administrative expense decreased $0.4 million or 10.8% to $3.3 million for the three months ended March 31, 1999 from $3.7 million for the same period in 1998. The decrease is the result of the continuation of the Company's operating improvement plan.

Depreciation and amortization expense decreased $3.7 million or 60.7% to $2.4 million for the three months ended March 31, 1999 from $6.1 million for the same period ended March 31, 1998. The decrease was primarily the result of the amortization of the value of existing placements of $3.6 million for the three months ended March 31, 1998, as compared to no amortization for the same period in 1999. The value of existing placements of $14.5 million was amortized over 12 months in 1998.

Provision for Employee Severance and Office Closure: Provision for employee severance and office closure for the three months ended March 31, 1999, was $0.2 million, all of which related to employee severance.

Operating Income. Operating income was $1.0 million for the three months ended March 31, 1999, an increase of $0.5 million or 100.0% from $0.5 million for the same period in 1998. This increase is primarily due to the decrease in amortization expense of $3.7 million, a decrease in telecommunications expenses of $0.4 million and other operating and administrative expenses of $0.4 million, offset by a decrease in revenue of $2.6 million, and an increase in salaries and benefits of $1.4 million.

Interest Expense. Interest expense relating to the Term Loan Facility and Senior Notes was $3.1 million for the three months ended March 31, 1999 compared to $4.1 million for the same period in 1998 due to the write-off of $1.1 million related to the cost of interim financing of the Transaction in January 1998.

Extraordinary Loss. The extraordinary loss in the first quarter ended March 31, 1998 of $0.8 million represents the write-off of deferred debt issuance costs related to interim financing of the Transaction.

Net Loss. The Company incurred a net loss for the three months ended March 31, 1999 of $2.2 million as compared to a net loss of $4.3 million in the same period of 1998.



Liquidity and Capital Resources

Cash provided by operating activities was $0.6 million for the three months ended March 31, 1999 as compared to $6.2 million for the three months ended March 31, 1998, a decrease of $5.6 million primarily due to cash interest paid of $5.7 million on the Senior Notes and the Term Loan Facility in the first quarter of 1999.

Cash used in investing activities for the three months ended March 31, 1999 was $0.2 million and $158.4 million for the three months ended March 31, 1998. The Company's principal use of cash in investing activities during 1999 was for capital expenditures, primarily for new computer and telecommunications equipment. The Acquisition of $157.3 million in 1998 represents the purchase of the Company (see Note 1).

Cash used in financing activities was $63,000 for the three months ended March 31, 1999 representing the required quarterly repayment of the seven-year term loan facility. Cash provided by financing activities was $157.2 million for the three months ended March 31, 1998, representing the funding of the Transaction.

Substantially all the agreements relating to the Company's outstanding indebtedness contain covenants that impact the Company's liquidity and capital resources, including financial covenants and restrictions on the incurrence of indebtedness and liens and asset sales.

On March 17, 1999, the Company negotiated an amendment to the Revolving Credit Facility that revises the cumulative EBITDA and related ratio covenants to reflect the Company's revised EBITDA expectations. The Company was in compliance with the revised covenants as of March 31, 1999.

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

Income Taxes

The Company has not recorded any tax benefit on its loss before income taxes for the three months ended March 31, 1999 and 1998 as it is not "more likely than not" that the Company will be able to realize such benefits.



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

The total cost for the Year 2000 remediation is estimated at approximately $1.5 million, which includes $0.4 million for the purchase of new software that will be capitalized and $1.1 million that will be expensed as incurred. The Company incurred and expensed approximately $0.6 million for the year ended December 31, 1998 and approximately $0.2 million during the three months ended March 31, 1999, primarily for assessment of the Year 2000 issue, the development of a modification plan and programming costs.

The Year 2000 Problem goes beyond the Company's internal computer systems and requires coordination with clients, vendors, government entities and other third parties to assure that their systems and related interfaces are compliant. Accordingly, the Company has implemented an aggressive client outreach program to analyze the data interfaces shared with customers, partners and suppliers and to communicate specific plans for their needs. Clients sharing electronic interfaces with the Company are currently being contacted and the company expects such interfaces will be aligned by the end of the third quarter of 1999. A vendor outreach program has also been implemented to identify critical systems for supplied products and services used, and to analyze the risk to the Company and its customers should the products or services fail. The targeted completion date for this activity is June 30, 1999, with the last half of 1999 reserved for auditing and testing activities. The procurement process was revised in early 1998 to prevent acquisition of non-compliant products. A new procedure is currently being reviewed to ensure this process is effective.

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

Forward-Looking Statements

This Form 10-Q and other communications, as well as oral statements made by representatives of the Company, may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, the Company's outlook for future periods, market forces within the industry, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management and other statements of expectations concerning matters that are not historical facts.

Predictions of future results contain a measure of uncertainty and, accordingly, actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others, changes in the general economy, changes in demand for the Company's services and/or cyclicality in the industries to which the Company's services are rendered, governmental regulations and other unforeseen circumstances. A number of these factors are discussed in this Form 10-Q and in the Company's annual report on Form 10-K for the year ended December 31, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                 Long Term Debt
                             Non-Traded Instruments
                              As of March 31, 1999
                                   (In $000's)

                                      1999     2000      2001       2002      2003      Thereafter   Total       Fair Value
Variable Rate:
Term Loan Facility :                 $ 250     $ 250      $ 250     $ 250     $250      $17,500    $18,750      $18,750
$18 million                          9.00%     9.00%      9.00%     9.00%     9.00%        9.00%
$.75 million                        10.50%    10.50%     10.50%    10.50%    10.50%       10.50%
Revolving Credit Facility              --        --         --        --        --           --         --           --

Fixed Rate:
Senior Notes due 2008:               $ --     $  --      $  --     $  --     $  --     $100,000   $100,000      $83,000
$100 million @ 10.25%                                                                     10.25%

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

Amounts outstanding under the Term Loan Facility and the Revolving Credit Facility bear interest at the Company's option of either (A) the Base Rate plus the Applicable Margin or (B) the Eurodollar Rate plus the Applicable Margin. Interest payments are made quarterly for Base Rate loans. Interest payments on Eurodollar loans are made on the earlier of their maturity date or 90 days depending on their term. The table above presents the rates paid under variable instruments at March 31, 1999. Changes in the Base Rate or Eurodollar Rate will impact the actual interest rates paid by the Company.

The Company's primary market risk exposure with respect to these instruments is that of interest rate risk. The Base Rate for any given day for the Term Loan Facility and Revolving Credit Facility is equal to the greater of (i) the Prime Rate in effect on such day, (ii) the Base CD Rate in effect on such day plus 1%, and (iii) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. The Company is vulnerable to changes in all of these rates.



PART II.  OTHER INFORMATION

Item 1.  None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Nationwide Credit, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NATIONWIDE CREDIT, INC.




/s/ Michael Lord
------------------------------------------------------------
Michael Lord
Chief Financial Officer

Dated:  May 7, 1999