Form 10-Q
period 1999-06-30
NATIONWIDE CREDIT INC
filed 1999-08-16
CIK 1059083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

  X       QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999  or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________

          Commission file number 0001059083


                             NATIONWIDE CREDIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Georgia                              58-1900192
---------------------------------------  ---------------------------------------
        (State or other jurisdiction                  (IRS Employer
      of incorporation or organization)            Identification Number)


6190 Powers Ferry Road, 4th Floor, Atlanta, Georgia        30339
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:     (770) 644-7452

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

                                TABLE OF CONTENTS



                                                                       PAGE


PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

 Condensed Consolidated Balance Sheets
     as of June 30, 1999 and December 31, 1998 ...............................1

 Condensed Consolidated Statements of Operations
     for the Quarters ended June 30, 1999 and June 30, 1998,
     and the Six Months Ended June 30, 1999 and June 30, 1998.................3

 Condensed Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 1999 and June 30, 1998.................4

 Notes to Condensed Consolidated
     Financial Statements as of June 30, 1999.................................5


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS ........................................................8


PART II.  OTHER INFORMATION

        None

SIGNATURE. ..................................................................14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONWIDE CREDIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)



                                                                           June 30, 1999            December 31, 1998
                                                                            Unaudited                  Audited
                                                                         -----------------        ------------------
Assets
Current assets:
     Cash and cash equivalents                                           $       2,801            $      3,201
     Cash held for clients                                                       2,285                   2,279
     Accounts receivable, net of allowance of
             $822 and $951, respectively                                        13,736                  12,885
     Prepaid expenses and other current assets                                   1,991                   1,208
                                                                         ------------------       ------------------

Total current assets                                                            20,813                  19,573

Property and equipment, less accumulated
     Depreciation of $6,840 and $4,575, respectively                             8,599                   9,859


Other assets, net:
     Goodwill, less accumulated amortization of $5,460
           and $3,763, respectively                                            100,410                 102,107
     Other intangible assets, less accumulated amortization
           of $16,695 and $15,978, respectively                                  3,584                   4,301
     Deferred financing costs, less accumulated amortization
           of $2,538 and $2,288, respectively                                    3,987                   4,238
     Other assets                                                                  236                     237
                                                                         ------------------       ------------------

Total assets                                                             $     137,629            $    140,315
                                                                         ==================       ==================



The  accompanying  notes are an integral  part of these  condensed  consolidated balance sheets.

NATIONWIDE CREDIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)



                                                                            June 30, 1999          December 31, 1998
                                                                              Unaudited                 Audited
                                                                           -----------------        ------------------
Liabilities and stockholder's equity

Current liabilities:
    Collections due to clients                                             $      2,285            $      2,279
    Accrued compensation                                                          3,184                   4,201
    Accounts payable                                                              1,503                   1,870
    Accrued severance and office closure costs                                    1,251                   1,845
    Other accrued liabilities                                                     5,302                   5,273
    Current maturities of long-term debt                                          3,700                     250
                                                                           -----------------       ------------------

Total current liabilities                                                        17,225                  15,718

Accrued severance and office closure costs                                        2,179                   2,400

Long-term debt, less current maturities                                         118,375                 118,500

Stockholder's equity:
Common stock - $.01 par value
  Authorized shares - 10,000 shares
   Issued and outstanding shares - 1,000 shares                                      --                      --
Additional paid in capital                                                       39,465                  39,465
Accumulated deficit                                                             (39,475)                (35,628)
Notes receivable - officers                                                        (140)                   (140)
                                                                           -----------------       ------------------
Total stockholder's equity                                                         (150)                  3,697
                                                                           -----------------       ------------------

Total liabilities and stockholder's equity                                 $    137,629            $    140,315
                                                                           =================       ==================


The accompanying notes are an integral part of these condensed consolidated balance sheets.


NATIONWIDE CREDIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands)

                                                                   For the Three Months               For the Six Months
                                                                      Ended June 30,                    Ended June 30,
                                                              -------------------------------    ------------------------------
                                                                  1999            1998               1999            1998
                                                                Unaudited       Unaudited          Unaudited      Unaudited
                                                              -------------- ----------------    -------------- ---------------

Revenue                                                         $   27,884     $   24,652        $    55,150      $  54,577

Expenses:
      Salaries and benefits                                         18,492         15,712             36,924         32,751
      Telecommunication                                              1,179          1,410              2,098          2,769
      Occupancy                                                      1,108            965              2,133          2,123
      Other operating and administrative                             3,426          3,620              6,703          7,332
      Depreciation and amortization                                  2,262          6,126              4,678         12,256
      Provision for employee severance and office closure               --             --                243             --
                                                               -------------- ----------------    -------------- ---------------

Total expenses                                                      26,467         27,833             52,779         57,231

                                                              -------------- ----------------    -------------- ---------------
Operating income (loss)                                              1,417         (3,181)             2,371         (2,654)
Interest expense                                                     3,104          3,087              6,218          7,261
                                                              -------------- ----------------    -------------- ---------------
Loss before income taxes                                            (1,687)        (6,268)            (3,847)        (9,915)

Provision for income taxes                                              --             --                 --             --
                                                              -------------- ----------------    -------------- ---------------
Loss before extraordinary item                                      (1,687)        (6,268)            (3,847)        (9,915)

Extraordinary loss on debt extinguishment                               --             --                 --            783
                                                              -------------- ----------------    -------------- ---------------

Net loss                                                         $  (1,687)     $  (6,268)         $  (3,847)     $ (10,698)
                                                              ============== ================    ============== ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.


NATIONWIDE CREDIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)


                                                                                            For the Six Months
                                                                                              Ended June 30,
                                                                                  ----------------------------------------
                                                                                       1999                    1998
                                                                                     Unaudited               Unaudited
                                                                                  ----------------        ----------------
Operating activities
     Net loss                                                                        $  (3,847)          $     (10,698)
     Adjustments  to reconcile  net loss to net cash provided by operating activities:
         Depreciation and amortization                                                   4,929                  13,651
         Extraordinary loss on debt extinguishment                                          --                     783
             Other non-cash charges                                                        243                      --
      Changes in operating assets and liabilities:
             Accounts receivable                                                          (851)                    484
             Prepaid expenses and other assets                                            (782)                    (31)
             Accrued compensation                                                       (1,016)                     (6)
             Accounts payable and other accrued liabilities                             (1,396)                  4,993
                                                                                  ----------------        ----------------
     Net cash (used in) provided by operating activities                                (2,720)                  9,176

Investing activities
      Acquisitions, net of cash acquired                                                    --                (157,270)
      Purchases of property and equipment                                               (1,005)                 (2,049)
                                                                                  ----------------        ----------------
      Net cash used in investing activities                                             (1,005)               (159,319)

Financing activities
     Proceeds from acquisition facilities                                                   --                 125,000
     Capital contribution from Parent                                                       --                  38,975
     Proceeds from revolving line of credit                                              3,450                     ---
     Proceeds from long-term debt                                                           --                 125,000
     Repayment of acquisition facilities                                                    --                (125,000)
     Repayment of long-term debt                                                          (125)                   (125)
     Debt issuance and acquisition costs                                                    --                  (6,562)
     Other                                                                                  --                    (268)
                                                                                  ----------------        ----------------
     Net cash  provided by financing activities                                          3,325                 157,020
                                                                                  ----------------        ----------------

     (Decrease) increase in cash and cash equivalents                                     (400)                  6,877

Cash and cash equivalents at beginning of period                                         3,201                   1,388
                                                                                  ----------------        ----------------

Cash and cash equivalents at end of period                                          $    2,801           $       8,265
                                                                                  ================        ================

Cash paid for interest                                                              $    6,100           $       1,711
                                                                                  ================        ================



The accompanying notes are an integral part of these condensed consolidated financial statements.


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

     Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Hedging Activities" (SFAS 133). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. Due to a recent amendment, SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 2000. The Company is evaluating the impact of SFAS 133 on the Company's future earnings and financial position, but does not expect it to be material.

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

4.   Provision for Merger Costs, Employee Severance and Office Closure

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

     In December 1998, the Company decided to relocate its corporate offices. The Company has entered into a lease agreement for a new facility for these offices. The Company recorded a charge of $1.6 million in 1998 which represents the future rent obligations under the existing lease offset by estimated sublease income less broker commissions. The Company expects to vacate its current headquarters facility during the third quarter of 1999.

     In March 1999, the Company terminated certain employees as part of a reorganization and staff reduction. The Company recorded a charge of $0.2 million for employee severance.

     The amounts remaining at June 30, 1999 from these accruals are as follows:

             Office closure             $    2,752
             Employee severance                420
             Relocation                        258
                                      ===============
                                        $    3,430
                                      ===============

5.   Subsequent Events

     On July 19, 1999, the Company announced appointments of Loren F. Kranz and Michael Lord as Co-Chief Executive Officers, succeeding Jerry Kaufman who has been named Vice Chairman of the Board of Directors. These appointments will ensure the continuity of executive leadership and solidify the strategic business unit concept that has been piloted over the last six months.

     On August 13, 1999, in order to fund the growth of the business, the Company raised an additional $4.0 million of equity from certain existing investors and amended its Revolving Credit Facility and Term Loan (the "Bank Facilities") to create an additional $5.0 million of availability. Specifically, $3.4 million of existing debt under the Revolving Credit Facility was converted to a Term Loan Facility, bearing interest at LIBOR plus 4%, payable in 13 consecutive quarterly installments of $250,000 beginning September 30, 2000, with the final payment of $200,000 on December 31, 2003. The existing line of credit under the Revolving Credit Facility was increased by $1.5 million from $5.0 million to $6.5 million, matures January 2004 and bears interest at the Company's option of either
     (A) the Base Rate plus the Applicable Margin or (B) the Eurodollar Rate plus the Applicable Margin. The maturity date of the existing Term Loan Facility balance of $18.6 million was also changed from December 31, 2004 to January 28, 2004.

     In connection with the above recapitalization, the Company negotiated an amendment to the Credit Agreement that revised cumulative EBITDA and related ratio covenants to reflect the Company's revised EBITDA expectations. As of June 30, 1999, the Company was in compliance with these revised covenants.

     The effect of the additional equity and amendments to the Bank Facilities on a pro forma basis is as follows:



                                                                         June 1999             June 1999
                                                                         Pro forma             Historical
                                                                   ---------------------- ---------------------
                                                                                   (In $000's)

        Cash                                                            $     6,801             $    2,801
        Current maturities of long-term debt                                    250                  3,700
        Long-term debt, less current maturities                             121,825                118,375
        Total stockholder's equity                                            3,850                   (150)


     The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Results of Operations

(Six months ended June 30, 1999 compared to six months ended June 30, 1998)

Revenue. Total revenue was $55.2 million for the six months ended June 30, 1999, as compared to $54.6 million for the six months ended June 30, 1998, an increase of $0.6 or 1.1%. The increase was primarily the result of a $5.1 million increase in revenue from on-site call center management services for a major telecommunications company offset by (i) a $2.0 million decrease in revenue from the Department of Education ("DOE") which is the result of a delay in new placements in 1999 under the new GSA contract, (ii) a $0.9 million decrease in revenue from outsourced pre-chargeoff management services, and (iii) a decrease in revenue from telecommunications account placements of $1.6 million.

Expenses. Salaries and benefits expense increased $4.1 million or 12.5% to $36.9 million for the six months ended June 30, 1999 from $32.8 million for the six months ended June 30, 1998. This increase is primarily the result of the Company's service expansion that includes on-site call center staffing and management services for a major telecommunications company.

Telecommunications expense decreased $0.7 million or 25.0% to $2.1 million for the six months ended June 30, 1999 from $2.8 million for the same period in 1998. The decrease is primarily the result of lower negotiated long distance rates and lower call volume.

Occupancy expense remained flat at $2.1 million for the six months ended June 30, 1999 and 1998. The Company closed its Atlanta data center and consolidated these operations into the Phoenix data center in May 1998 and closed the Denver facility in February 1999. Rent increases in 1999 offset the decreases resulting from these office closings.

Other operating and administrative expense decreased $0.6 million or 8.2% to $6.7 million for the six months ended June 30, 1999 from $7.3 million for the same period in 1998. The decrease is the result of the continuation of the Company's operating improvement plan.

Depreciation and amortization expense decreased $7.6 million or 61.8% to $4.7 million for the six months ended June 30, 1999 from $12.3 million for the same period ended June 30, 1998. The decrease was primarily the result of the amortization of the value of existing placements of $7.3 million for the six months ended June 30, 1998, as compared to no amortization for the same period in 1999. The value of existing placements of $14.5 million was amortized over 12 months in 1998.

Provision for Employee Severance and Office Closure: Provision for employee severance and office closure for the six months ended June 30, 1999, was $0.2 million, all of which related to employee severance.

Operating Income. Operating income was $2.4 million for the six months ended June 30, 1999, an increase of $5.1 million or 188.9% from a loss of $2.7 million for the same period in 1998. This increase has been explained in the preceding paragraphs. To summarize, this increase is the result of an increase in revenue of $.6 million, a decrease in depreciation and amortization expense of $7.6 million, a decrease in telecommunications expense of $0.7 million, a decrease in other operating and administrative expense of $0.7 million, offset by an increase in salaries and benefits expense of $4.2 million.

Interest Expense. Interest expense relating to the Term Loan Facility and Senior Notes was $6.2 million for the six months ended June 30, 1999 compared to $7.3 million for the same period in 1998, a decrease of $1.1 million. The decrease is due to the write-off of $1.1 million related to the cost of interim financing of the Transaction in January 1998.

Extraordinary Loss. The extraordinary loss for the six months ended June 30, 1998 of $0.8 million represents the write-off of deferred debt issuance costs related to interim financing of the Transaction.

Net Loss. The Company incurred a net loss for the six months ended June 30, 1999 of $3.8 million as compared to a net loss of $10.7 million in the same period of 1998.


(Three months ended June 30, 1999 compared to three months ended June 30, 1998)

Revenue. Total revenue was $27.9 million for the three months ended June 30, 1999, as compared to $24.7 million for the three months ended June 30, 1998, an increase of $3.2 million or 13.0%. The increase was primarily the result of an increase in revenue of $2.6 million from on-site call center management services for a major telecommunications company and an increase in revenue from the Department of Education ("DOE") of $1.3 million. These increases were offset by
(i) a decrease in revenue from telecommunications account placements of $0.3 million, and (ii) a decrease in revenue of $0.4 million from outsourced pre-chargeoff management services.

Expenses. Salaries and benefits expense increased $2.8 million or 17.8% to $18.5 million for the three months ended June 30, 1999 from $15.7 million for the three months ended June 30, 1998. This increase is primarily the result of the Company's service expansion that includes on-site call center staffing and management services for a major telecommunications company.

Telecommunications expense decreased $0.2 million or 14.3% to $1.2 million for the three months ended June 30, 1999 from $1.4 million for the same period in 1998. The decrease is primarily the result of lower negotiated long distance rates and lower call volume.

Occupancy expense increased $0.1 million or 10.0% to $1.1 million for the three months ended June 30, 1999 from $1.0 million for the same period in 1998. The Company closed its Atlanta data center and consolidated these operations into the Phoenix data center in May 1998 and closed the Denver facility in February 1999. The decreases resulting from these office closings were offset by April 1999 rent increases.

Other operating and administrative expense decreased $0.2 million or 5.6% to $3.4 million for the three months ended June 30, 1999 from $3.6 million for the same period in 1998. The decrease is the result of the continuation of the Company's operating improvement plan.

Depreciation and amortization expense decreased $3.8 million or 62.3% to $2.3 million for the three months ended June 30, 1999 from $6.1 million for the same period ended June 30, 1998. The decrease was primarily the result of the amortization of the value of existing placements of $3.6 million for the three months ended June 30, 1998, as compared to no amortization for the same period in 1999. The value of existing placements of $14.5 million was amortized over 12 months in 1998.

Operating Income. Operating income was $1.4 million for the three months ended June 30, 1999, an increase of $4.6 million or 144.5% from a loss of $3.2 million for the same period in 1998. This increase is primarily due to an increase in revenue of $3.2 million, a decrease in depreciation and amortization expense of $3.9 million, a decrease in telecommunications expense of $0.2 million, a decrease in other operating and administrative expense of $0.2 million, offset by an increase in salaries and benefits expense of $2.8 million.

Interest Expense. Interest expense relating to the Term Loan Facility and Senior Notes remained flat at $3.1 million for the three month periods ended June 30, 1999 and 1998.

Net Loss. The Company incurred a net loss for the three months ended June 30, 1999 of $1.7 million as compared to a net loss of $6.3 million in the same period of 1998.


Liquidity and Capital Resources

Cash used in operating activities was $2.7 million for the six months ended June 30, 1999 as compared to cash provided by operating activities of $9.2 million for the six months ended June 30, 1998, resulting in an increase in cash used of $11.9 million. This increase is primarily due to cash interest paid on the Senior Notes and the Term Loan Facility of $6.1 million in the first six months of 1999 compared to $1.7 million in the same period of 1998. Net income before extraordinary items and after adding back depreciation, amortization, taxes and interest (EBITDA) was $7.3 million compared to $9.6 million in the 1998 period. Net working capital items increased by $4.0 million in the six months ended June 30, 1999 as compared to a decrease of $5.4 million in the same period of 1998.

Cash used in investing activities for the six months ended June 30, 1999 was $1.0 million and $159.3 million for the six months ended June 30, 1998. The Company's principal use of cash in investing activities during 1999 was for capital expenditures, primarily for new computer and telecommunications equipment. The Acquisition of $157.3 million in 1998 represents the purchase of the Company (see Note 1).

Cash provided by financing activities was $3.3 million for the six months ended June 30, 1999 representing $3.5 million of proceeds from a revolving line of credit and the required first and second quarterly repayments of the seven-year term loan facility. Cash provided by financing activities was $157.0 million for the six months ended June 30, 1998, representing the funding of the Transaction.

Substantially all the agreements relating to the Company's outstanding indebtedness contain covenants that impact the Company's liquidity and capital resources, including financial covenants and restrictions on the incurrence of indebtedness and liens and asset sales. On August 13, 1999, the Company negotiated an amendment to the Credit Agreement that increases the existing line of credit under the Revolving Credit Facility from $5.0 million to $6.5 million and converts $3.4 million of existing debt under the Revolving Credit Facility into a Term Loan Facility. In addition to this refinancing, on August 13, 1999, certain existing investors of the Company contributed an additional $4.0 million of equity to fund the growth of the business.

The ability of the Company to meet its debt service obligations and to comply with the restrictive and financial covenants contained in the Senior Credit Facility, the Revolving Credit Facility and the Notes will be dependent on the future operating and financial performance of the Company, which will be subject in part to a number of factors beyond the control of the Company, such as prevailing economic conditions, interest rates and demand for credit collection services.

Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the credit facilities will be adequate to allow for anticipated capital expenditures for the next several years, to fund working capital requirements and to make required payments of principal and interest on its debt for the next several years. However, if the Company is unable to generate sufficient cash flows from operations in the future, it may be necessary for the Company to refinance all or a portion of its debt or to obtain additional financing, but there can be no assurance that the Company will be able to effect such refinancing or obtain additional financing on commercially reasonable terms or at all.


Income Taxes

The Company has not recorded any tax benefit on its loss before income taxes for the six months ended June 30, 1999 and 1998 as it is not "more likely than not" that the Company will be able to realize such benefits.


Year 2000

Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus, the programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem."

In 1997, the Company initiated a company-wide Year 2000 project based on a methodology recommended by an outside consultant, with a dedicated Year 2000 Project Office and Coordinator. The Company has completed the process of defining, assessing and converting, or replacing, various programs and hardware to make them Year 2000 compatible. The Company is currently conducting formal compliance testing of the renovated applications, which cover all sensitive time periods (e.g., the weeks straddling December 1999 to January 2000, February 29, 2000, etc). Two of four collection applications have completed extensive testing, with the other two on target for a third quarter completion.

The total cost for the Year 2000 remediation is estimated at approximately $1.5 million, which includes $0.4 million for the purchase of new software that will be capitalized and $1.1 million that will be expensed as incurred. The Company incurred and expensed approximately $0.4 million and $0.3 million during the six months and quarter ended June 30, 1999, respectively, primarily for assessment of the Year 2000 issue, the development of a modification plan and programming costs.

The Year 2000 Problem goes beyond the Company's internal computer systems and requires coordination with clients, vendors, government entities and other third parties to assure that their systems and related interfaces are compliant. Accordingly, the Company has implemented an aggressive client outreach program to analyze the data interfaces shared with customers, partners and suppliers and to coordinate specific plans for their needs. Clients sharing electronic interfaces with the Company are currently being contacted and the goal is to have such interfaces aligned by the end of the third quarter of 1999. A vendor outreach program has also been implemented to identify critical systems for supplied products and services, and to analyze the risk to the Company and its customers should the products or services fail. At this point, all pertinent vendor compliance issues have been identified and most replacements or upgrades have occurred. There will continue to be replacements and upgrades through the third quarter of 1999, however, there are currently no critical vendor issues unresolved. The procurement process continues to be reviewed to prevent acquisition of non-compliant products.

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

The Company recognizes the need for contingency plans in all aspects of the project, and such plans are now being outlined. The target for completion of enterprise contingency plans has been moved from June 30, 1999 to September 30, 1999. This change allows the Company to better focus on detailed plans tailored to each functional business area. The Company is also in the process of developing contingency plans customized for some clients based on their needs and schedules.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



                                                          Long Term Debt
                                                      Non-Traded Instruments
                                                        As of June 30, 1999
                                                            (In $000's)


                                   1999       2000      2001      2002      2003      Thereafter   Total     Fair Value
                                   -------- -------- --------- --------- --------- ------------ ---------- ------------
Variable Rate:
    Term Loan Facility :           $ 250     $ 250      $ 250     $ 250     $ 250      $17,500    $18,750    $18,625
        $18 million                 8.75%     9.00%      9.00%     9.00%     9.00%        9.00%
        $.625 million              10.50%    10.50%     10.50%    10.50%    10.50%       10.50%
    Revolving Credit Facility:
        $3.45 million              10.25%

Fixed Rate:
Senior Notes due 2008:             $  --     $  --      $  --     $  --     $  --      $100,000   $100,000   $83,000
$100 million @ 10.25%                                                                     10.25%


The Company's primary risk exposure in the normal course of business is that of interest rate risk. There have been no material changes in this type of exposure during the periods presented.


PART II.  OTHER INFORMATION - None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Nationwide Credit, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NATIONWIDE CREDIT, INC.




/s/ Michael Lord
------------------------------------------------------------
Michael Lord
Chief Financial Officer

Dated:  August 16, 1999