Form 10-Q
period 1999-09-30
NATIONWIDE CREDIT INC
filed 1999-11-01
CIK 1059083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

  X    QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----  EXCHANGE ACT OF 1934

For  the quarterly period ended September 30, 1999 or

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number  0001059083


                             NATIONWIDE CREDIT, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                       58-1900192
-----------------------------------            --------------------------------
   (State or other jurisdiction                          (IRS Employer
 of incorporation or organization)                     Identification Number)


2015 Vaughn Road, Building 300, Kennesaw, GA                 30144
----------------------------------------------  --------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:     (770) 933-6659

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes  X    No

                                TABLE OF CONTENTS



                                                                                                               PAGE


PART I.  FINANCIAL INFORMATION


      ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
           as of September 30, 1999 and December 31, 1998 ........................................................1

         Condensed Consolidated Statements of Operations
               for the Three Months ended September 30, 1999 and September 30, 1998, and  the Nine Months Ended September 30, 1999 and September 30, 1998 ..................................3

         Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1999 and September 30, 1998....................................4

         Notes to Condensed Consolidated
           Financial Statements as of September 30, 1999..........................................................5


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS ...................................................................................  8


PART II.  OTHER INFORMATION

         ITEM 5.          OTHER INFORMATION......................................................................13

         ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.......................................................13


SIGNATURE........................................................................................................14


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONWIDE CREDIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)



                                                                           September 30,              December 31,
                                                                                1999                      1998
                                                                             Unaudited                  Audited
                                                                         ------------------        -----------------
Assets
Current assets:
     Cash and cash equivalents                                           $       1,268             $      3,201
     Cash held for clients                                                       2,203                    2,279
     Accounts receivable, net of allowance of
             $747 and $951, respectively                                        15,024                   12,885
     Prepaid expenses and other current assets                                   3,043                    1,208
                                                                         ------------------        ------------------

Total current assets                                                            21,538                   19,573

Property and equipment, less accumulated
     Depreciation of $7,999 and $4,575, respectively                             9,351                    9,859


Other assets, net:
     Goodwill, less accumulated amortization of $6,259
           and $3,763, respectively                                             99,611                  102,107
     Other intangible assets, less accumulated amortization
           of $17,053 and $15,978, respectively                                  3,226                    4,301
     Deferred financing costs, less accumulated amortization
           of $2,681 and $2,288, respectively                                    4,193                    4,238
     Other assets                                                                   63                      237
                                                                         ------------------        ------------------

Total assets                                                             $     137,982             $    140,315
                                                                         ==================        ==================



The accompanying notes are an integral part of these condensed consolidated balance sheets.

NATIONWIDE CREDIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)



                                                                             September 30,              December 31,
                                                                                 1999                      1998
                                                                               Unaudited                  Audited
                                                                            -----------------        -----------------
Liabilities and stockholder's equity

Current liabilities:
    Collections due to clients                                             $      2,203              $      2,279
    Accrued compensation                                                          4,094                     4,201
    Accounts payable                                                              1,477                     1,870
    Accrued severance and office closure costs                                      939                     1,845
    Other accrued liabilities                                                     3,027                     5,273
    Current maturities of long-term debt                                            250                       250
                                                                           ------------------        ------------------

Total current liabilities                                                        11,990                    15,718

Accrued severance and office closure costs                                        2,179                     2,400

Long-term debt, less current maturities                                         121,763                   118,500

Stockholder's equity:
Common stock - $.01 par value
  Authorized shares - 10,000 shares
   Issued and outstanding shares - 1,000 shares                                      --                        --
Additional paid in capital                                                       43,465                    39,465
Accumulated deficit                                                             (41,275)                  (35,628)
Notes receivable - officers                                                        (140)                     (140)
                                                                           ------------------        ------------------
Total stockholder's equity                                                        2,050                     3,697
                                                                           ------------------        ------------------

Total liabilities and stockholder's equity                                     $137,982                  $140,315
                                                                           ==================        ==================

The accompanying notes are an integral part of these condensed consolidated balance sheets.

NATIONWIDE CREDIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands)



                                                                   For the Three Months               For the Nine Months
                                                                   Ended September 30,                Ended September 30,
                                                              -------------------------------    ------------------------------
                                                                  1999            1998               1999            1998
                                                                Unaudited       Unaudited          Unaudited      Unaudited
                                                              -------------- ----------------    -------------- ---------------

Revenue                                                         $   26,349     $   24,054        $   81,499       $  78,631

Expenses:
      Salaries and benefits                                         16,657         14,837             53,581         47,588
      Telecommunication                                              1,084          1,128              3,182          3,897
      Occupancy                                                      1,135            960              3,268          3,083
      Other operating and administrative                             3,650          3,701             10,353         11,033
      Depreciation and amortization                                  2,316          5,962              6,994         18,218
      Provision for employee severance and office closure               --             --                243             --
                                                               -------------- ----------------   -------------- ---------------

Total expenses                                                      24,842         26,588             77,621         83,819

                                                              -------------- ----------------    -------------- ---------------
Operating income (loss)                                              1,507         (2,534)             3,878         (5,188)
Interest expense                                                     3,307          3,170              9,525         10,431
                                                              -------------- ----------------    -------------- ---------------
Loss before income taxes                                            (1,800)        (5,704)            (5,647)       (15,619)

Provision for income taxes                                              --             --                 --             --
                                                              -------------- ----------------    -------------- ---------------
Loss before extraordinary item                                      (1,800)        (5,704)            (5,647)       (15,619)

Extraordinary loss on debt extinguishment                               --             --                 --            783
                                                              -------------- ----------------    -------------- ---------------

Net loss                                                         $  (1,800)     $  (5,704)         $  (5,647)    $  (16,402)
                                                              ============== ================    ============== ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONWIDE CREDIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                  ----------------------------------------
                                                                                       1999                    1998
                                                                                     Unaudited               Unaudited
                                                                                  ----------------        ----------------
Operating activities
     Net loss                                                                        $  (5,647)           $    (16,402)
     Adjustments  to reconcile  net loss to net cash provided by operating activities:
         Depreciation and amortization                                                   7,388                  19,735
         Extraordinary loss on debt extinguishment                                          --                     783
             Other non-cash charges                                                        276                      --
      Changes in operating assets and liabilities:
             Accounts receivable                                                        (2,139)                  1,283
             Prepaid expenses and other assets                                          (1,661)                   (283)
             Accrued compensation                                                         (106)                  1,744
             Accounts payable and other accrued liabilities                             (4,246)                  3,741
                                                                                  ----------------        ----------------
     Net cash (used in) provided by operating activities                                (6,135)                 10,601

Investing activities
      Acquisitions, net of cash acquired                                                    --                (149,291)
      Purchases of property and equipment                                               (2,916)                 (3,371)
                                                                                  ----------------        ----------------
      Net cash (used in) investing activities                                           (2,916)               (152,662)

Financing activities
     Proceeds from acquisition facilities                                                   --                 125,000
     Capital contribution from Parent                                                    4,000                  38,975
     Proceeds from long term debt                                                        3,450                 125,000
     Repayment of acquisition facilities                                                    --                (125,000)
     Repayment of long-term debt                                                          (188)                 (6,188)
     Debt issuance and acquisition costs                                                  (144)                 (6,582)
     Other                                                                                  --                    (268)
                                                                                  ----------------        ----------------
     Net cash  provided by financing activities                                          7,118                 150,937
                                                                                  ----------------        ----------------

     (Decrease) increase in cash and cash equivalents                                   (1,933)                  8,876

Cash and cash equivalents at beginning of period                                         3,201                   1,388
                                                                                  ----------------        ----------------

Cash and cash equivalents at end of period                                          $    1,268            $     10,264
                                                                                  ================        ================

Cash paid for interest                                                             $    11,623            $      7,069
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

       Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

4.     Provision for Merger Costs, Employee Severance and Office Closure

       In 1998, as a result of the acquisition of the Company and in connection with the implementation of an operating improvement plan, the Company accrued estimated costs of approximately $4.0 million associated with closing certain offices and branches ($2.3 million), severance payments to employees ($0.8 million), and relocation costs ($0.9 million).
       Specifically, the Company closed and/or reduced branches which were not operating at full capacity, or whose operations could be consolidated with other branches.

       In December 1998, the Company decided to relocate its corporate offices. The Company recorded a charge of $1.6 million in 1998 which represents the future rent obligations under the existing lease offset by estimated sublease income less broker commissions. In May 1999, the Company entered into a lease agreement for the new corporate facility. The Company moved into the new facility in August 1999.

       As  part  of  the  operating   improvement  plan,  the  Company  recorded
       restructuring charges of $1.1 million and $0.3 million for the nine months and three months ended September 30, 1999, respectively.

       The amounts remaining at September 30, 1999 from these accruals are as follows:

                      Office closure               $    2,601
                      Employee severance                  294
                      Relocation                          223
                                                  ===============
                                                   $    3,118
                                                  ===============

5.     Long  Term Debt and Credit Agreement

       On August 13, 1999, in order to fund the growth of the business, the Company raised an additional $4.0 million of equity from certain existing investors and amended its Revolving Credit Facility and Term Loan (the "Bank Facilities") to create an additional $5.0 million of availability (See Exhibit 10.01). Specifically, $3.4 million of existing debt under the Revolving Credit Facility was converted to a Term Loan Facility, bearing interest at the Base Rate plus the Applicable Margin, payable in 13 consecutive quarterly installments of $250,000 beginning September 30, 2000, with the final payment of $200,000 on December 31, 2003. The existing line of credit under the Revolving Credit Facility was increased by $1.5 million from $5.0 million to $6.5 million, maturing January 2004 and bearing interest at the Company's option of either (A) the Base Rate plus the Applicable Margin or (B) the Eurodollar Rate plus the Applicable Margin. The maturity date of the existing Term Loan Facility balance of $18.6 million was also changed from December 31, 2004 to January 28, 2004.

       In connection with the above recapitalization, the Company negotiated an amendment to the Credit Agreement that revised cumulative EBITDA and related ratio covenants to reflect the Company's revised EBITDA expectations. As of September 30, 1999, the Company was in compliance with these revised covenants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Results of Operations

(Nine months ended September 30, 1999 compared to nine months ended September 30, 1998)

Revenue. Total revenue was $81.5 million for the nine months ended September 30, 1999, as compared to $78.6 million for the nine months ended September 30, 1998, an increase of $2.9 million or 3.7%. The increase was primarily the result of a $6.2 million increase in revenue from on-site call center management services for a major telecommunications company and a $0.2 million increase in revenue from outsourced pre-chargeoff management services, offset by (i) a $1.2 million decrease in revenue from the Department of Education ("DOE") which is the result of a delay in new placements in 1999 under the new GSA and DOE contracts and
(ii) a $1.8 million decrease in revenue from telecommunications account placements.

Expenses. Salaries and benefits expense increased $6.0 million or 12.6% to $53.6 million for the nine months ended September 30, 1999 from $47.6 million for the nine months ended September 30, 1998. This increase is primarily the result of the Company's service expansion that includes on-site call center staffing and management services for a major telecommunications company.

Telecommunications expense decreased $0.7 million or 17.9% to $3.2 million for the nine months ended September 30, 1999 from $3.9 million for the same period in 1998. The decrease is primarily the result of lower negotiated long distance rates.

Occupancy expense increased $0.2 million or 6.5% to $3.3 million for the nine months ended September 30, 1999 from $3.1 million for the same period in 1998. The increase is the result of rent increases in April 1999.

Other operating and administrative expense decreased $0.6 million or 5.5% to $10.4 million for the nine months ended September 30, 1999 from $11.0 million for the same period in 1998. The decrease is the result of the continuation of the Company's operating improvement plan.

Depreciation and amortization expense decreased $11.2 million or 61.5% to $7.0 million for the nine months ended September 30, 1999 from $18.2 million for the same period ended September 30, 1998. The decrease was primarily the result of the amortization of the value of existing placements of $10.9 million for the nine months ended September 30, 1998, as compared to no amortization for the same period in 1999. The value of existing placements of $14.5 million was amortized over 12 months in 1998.

Provision for Employee Severance and Office Closure: Provision for employee severance and office closure for the nine months ended September 30, 1999, was $0.2 million, all of which related to employee severance.

Operating Income. Operating income was $3.9 million for the nine months ended September 30, 1999, an increase of $9.1 million or 175.0% from a loss of $5.2 million for the same period in 1998. This increase has been explained in the preceding paragraphs. To summarize, this increase is primarily the result of an increase in revenue of $2.9 million, a decrease in depreciation and amortization expense of $11.2 million, a decrease in telecommunications expense of $0.7 million, a decrease in other operating and administrative expense of $0.6 million, offset by an increase in salaries and benefits expense of $6.0 million and an increase in occupancy expense of $0.2 million.

Interest Expense. Interest expense relating to the Term Loan Facility and Senior Notes was $9.5 million for the nine months ended September 30, 1999 compared to $10.4 million for the same period in 1998, a decrease of $0.9 million. The decrease is due to the write-off of $1.1 million related to the cost of interim financing of the Transaction in January 1998 offset by changing interest rates.

Extraordinary Loss. The extraordinary loss for the nine months ended September 30, 1998 of $0.8 million represents the write-off of deferred debt issuance costs related to interim financing of the Transaction.

Net Loss. The Company incurred a net loss for the nine months ended September 30, 1999 of $5.6 million as compared to a net loss of $16.4 million in the same period of 1998.


(Three months ended September 30, 1999 compared to three months ended September 30, 1998)

Revenue. Total revenue was $26.3 million for the three months ended September 30, 1999, as compared to $24.1 million for the three months ended September 30, 1998, an increase of $2.2 million or 9.1%. The increase was primarily the result of (i) an increase in revenue of $1.1 million from on-site call center management services for a major telecommunications company, (ii) a $0.9 million increase in revenue from the Department of Education ("DOE") (iii) a $0.5 million increase in revenue from telecommunications account placements, and (iv) a $0.7 million increase in revenue from outsourced pre-chargeoff management services.

Expenses. Salaries and benefits expense increased $1.9 million or 12.8% to $16.7 million for the three months ended September 30, 1999 from $14.8 million for the three months ended September 30, 1998. This increase is primarily the result of the Company's service expansion that includes on-site call center staffing and management services for a major telecommunications company.

Telecommunications expense remained flat at $1.1 million for the three months ended September 30, 1999 and 1998.

Occupancy expense increased $0.1 million or 10.0% to $1.1 million for the three months ended September 30, 1999 from $1.0 million for the same period in 1998. The increase is the result of April 1999 rent increases.

Other operating and administrative expense remained flat at $3.7 million for the three months ended September 30, 1999 and 1998.

Depreciation and amortization expense decreased $3.7 million or 61.7% to $2.3 million for the three months ended September 30, 1999 from $6.0 million for the same period ended September 30, 1998. The decrease was primarily the result of the amortization of the value of existing placements of $3.6 million for the three months ended September 30, 1998, as compared to no amortization for the same period in 1999. The value of existing placements of $14.5 million was amortized over 12 months in 1998.

Operating Income. Operating income was $1.5 million for the three months ended September 30, 1999, an increase of $4.0 million or 160.0% from a loss of $2.5 million for the same period in 1998. This increase has been explained in preceding paragraphs. To summarize, this increase is primarily due to an increase in revenue of $2.2 million, a decrease in depreciation and amortization expense of $3.7 million, offset by an increase in salaries and benefits expense of $1.9 million, and an increase in occupancy expenses of $0.1 million.

Interest Expense. Interest expense relating to the Term Loan Facility and Senior Notes increased by $0.1 million or 3.0% to $3.3 million for the three months ended September 30, 1999, from $3.2 million for the three months ended September 30, 1998 due to changing interest rates.

Net Loss. The Company incurred a net loss for the three months ended September 30, 1999 of $1.8 million as compared to a net loss of $5.7 million in the same period of 1998.

Liquidity and Capital Resources

Cash used in operating activities was $6.1 million for the nine months ended September 30, 1999 as compared to cash provided by operating activities of $10.6 million for the nine months ended September 30, 1998, resulting in an increase in cash used of $16.7 million. This increase is primarily due to an increase in net working capital items of $5.6 million in the nine months ended September 30, 1999 as compared to a decrease of $4.7 million in the same period of 1998. Cash interest paid on the Senior Notes and the Term Loan Facility was $11.6 million in the first nine months of 1999 compared to $7.1 million in the same period of 1998. Net income before extraordinary items and after adding back depreciation, amortization, taxes and interest (EBITDA) was $11.1 million compared to $13.0 million in the 1998 period.

Cash used in investing activities for the nine months ended September 30, 1999 was $2.9 million and $152.7 million for the nine months ended September 30, 1998. The Company's principal use of cash in investing activities during 1999 was for capital expenditures, primarily for new computer and telecommunications equipment. The Acquisition of $149.3 million in 1998 represents the purchase of the Company (see Note 1).

Cash provided by financing activities was $7.1 million for the nine months ended September 30, 1999 representing $4.0 million of equity from certain investors, $3.4 million of proceeds from a new five-year term loan offset by required quarterly repayments on the seven-year term loan facility totaling $0.2 million, and debt issuance costs of $0.1 million. Cash provided by financing activities was $150.9 million for the nine months ended September 30, 1998, representing the funding of the Transaction.

Substantially all the agreements relating to the Company's outstanding indebtedness contain covenants that impact the Company's liquidity and capital resources, including financial covenants and restrictions on the incurrence of indebtedness and liens and asset sales. On August 13, 1999, the Company negotiated an amendment to the Credit Agreement that increased the existing line of credit under the Revolving Credit Facility from $5.0 million to $6.5 million and converted $3.4 million of existing debt under the Revolving Credit Facility into a Term Loan Facility. In addition to this refinancing, on August 13, 1999, certain existing investors of the Company contributed an additional $4.0 million of equity to fund the growth of the business.

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


Income Taxes

The Company has not recorded any tax benefit on its loss before income taxes for the nine months ended September 30, 1999 and 1998 as it is not "more likely than not" that the Company will be able to realize such benefits.


Year 2000

Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus, the programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem."

In 1997, the Company initiated a company-wide Year 2000 project based on a methodology recommended by an outside consultant, with a dedicated Year 2000 Project Office and Coordinator. The Company has completed the process of defining, assessing and converting, or replacing, various programs and hardware to make them Year 2000 compatible. The Company has conducted formal compliance tests of the renovated applications, which cover all sensitive time periods (e.g., the weeks straddling December 1999 to January 2000, February 29, 2000, etc).

The total cost for the Year 2000 remediation is estimated at approximately $1.5 million, which includes $0.4 million for the purchase of new software that will be capitalized and $1.1 million that will be expensed as incurred. The Company incurred and expensed approximately $0.6 million and $0.1 million during the nine months and quarter ended September 30, 1999, respectively, primarily for assessment of the Year 2000 issue, the development of a modification plan and programming costs.

The Year 2000 Problem goes beyond the Company's internal computer systems and requires coordination with clients, vendors, government entities and other third parties to assure that their systems and related interfaces are compliant. Accordingly, the Company implemented an aggressive client outreach program to analyze the data interfaces shared with customers, partners and suppliers and to coordinate specific plans for their needs. The Company communicated with all clients sharing electronic interfaces and developed a program to provide intense focus on critical clients. Currently, 85% of critical clients have interfaces that are consistent with the Company's Year 2000 specifications. Issues with the remaining 15% are being worked aggressively and it is expected that all interface issues will be resolved by year-end.

A vendor outreach program was also implemented to identify critical systems for supplied products and services, and to analyze the risk to the Company and its customers should the products or services fail. At this point, all pertinent vendor compliance issues have been identified and replacements or upgrades have occurred. There will continue to be replacements and upgrades of non-critical systems through the fourth quarter of 1999.

The Company also addressed the impact of Year 2000 on its non-information technology systems, which include examination of each location to ensure lighting, elevators, copiers and fax machines function properly. This portion of the Year 2000 project is largely complete with the remaining tasks expected to be completed during the fourth quarter of 1999. Additionally, on-going internal and external communications through monthly executive reviews and biweekly project reviews ensure that progress is monitored by senior management.

The Company recognizes the need for contingency plans in all aspects of the project, and such plans are now in process. Contingency plans for Information Technology are complete and other business area plans are expected to be complete well in advance of 2000. The Company is also in the process of developing contingency plans customized for critical clients.

The Company believes that with testing and communication with its clients, vendors and employees, the Year 2000 problem will not pose significant operational problems for its internal systems. However, much of the success of the Company's Year 2000 program depends upon the success of the Company's clients and significant suppliers. If critical clients or suppliers do not successfully achieve Year 2000 compliance, the Year 2000 Problem could have a material impact on the operations of the Company including a reduction in revenue and profit.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK




                                 Long Term Debt
                             Non-Traded Instruments
                            As of September 30, 1999
                                   (In $000's)

                                                                                                              Fair
                                    1999      2000      2001       2002      2003    Thereafter     Total       Value
                                   -------- --------- ---------- --------- --------- ------------ ----------- ----------
Variable Rate:
    Term Loan Facility :             $ 250      $750     $1,250   $ 1,250   $ 1,200    $17,500     $ 22,200    $22,200
                                                                                        17,500
        $18.0 million                9.26%     9.26%      9.26%     9.26%     9.26%      9.26%
        $.563 million               11.00%    11.00%     11.00%    11.00%    11.00%     11.00%
        $3.45 million               11.25%    11.25%     11.25%    11.25%    11.25%     11.25%

Fixed Rate:
Senior Notes due 2008:               $  --     $  --      $  --     $  --     $  --   $100,000     $100,000    $63,000
$100 million @ 10.25%                                                                   10.25%


The Company's primary risk exposure in the normal course of business is that of interest rate risk. There have been no material changes in this type of exposure during the periods presented.



PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On July 19, 1999, the Company announced appointments of Loren F. Kranz and Michael Lord as Co-Chief Executive Officers, succeeding Jerry Kaufman who has been named Vice Chairman of the Board of Directors. These appointments will ensure the continuity of executive leadership and solidify the strategic business unit concept that has been piloted over the last six months.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       The following exhibit is filed as part of this report:

                Third Amendment and Consent Agreement dated August 13, 1999.

b)       Reports on Form 8-K

                None