Form 10-K
period 1999-12-31
NATIONWIDE CREDIT INC
filed 2000-03-24
CIK 1059083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to
     ______________.

                        Commission file number 333-57429
                             NATIONWIDE CREDIT, INC.

--------------------------------------------------------------------------------


             (Exact name of registrant as specified in its charter)

           Georgia                                       58-1900192
----------------------------------          ------------------------------------
 (State or other jurisdiction of                        (IRS Employer
  Incorporation or organization)                     Identification No.)

2015 Vaughn Road, Building 300, Kennesaw, Georgia            30144
----------------------------------------------------    ----------------
  (Address of principal executive offices)                (Zip Code)

                                 (770) 933-6659
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code
        Securities registered pursuant to Section 12(b) of the Act: None
              Securities pursuant to Section 12(g) of the Act: None

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

Indicate the number of shares outstanding of each registrant's classes of common stock, as of the latest practicable date.


           CLASS                               OUTSTANDING AT MARCH 15, 2000
 ------------------------------             ----------------------------------
       COMMON STOCK                                       1,000

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I

ITEM 1 - BUSINESS

Overview

     Nationwide Credit, Inc. (the "Company") is among the largest independent providers of accounts receivable management services in the United States, as measured by the aggregate principal value of consumer debt placed by credit grantors for collection. The Company offers contingent fee collection, pre-chargeoff accounts receivable management and on-site collection management services, primarily to financial institutions, government agencies, telecommunications companies and healthcare providers. The Company provides customized past-due account collection and accounts receivable management services to its clients through a nationwide network of 17 call centers located in 12 states. The Company employs sophisticated call management systems comprised of predictive dialers, automated call distribution systems, digital switching and customized computer software.

     The Company has historically generated substantially all of its revenue from the recovery of delinquent accounts receivable on a contingency fee basis. The Company has expanded its pre-chargeoff accounts receivable management services, in which the Company contacts debtors earlier in the collection cycle in an effort to bring the account current before the credit grantor formally charges off the past-due balance. In addition, in 1999, the Company expanded its outsourcing services to a major telecommunications company. The Company provides trained personnel and management resources. Revenue is earned and recognized upon collection of the accounts receivable for contingent fee services and as work is performed for fixed fee services. The Company enters into contracts with most of its clients, which define, among other things, fee arrangements, scope of services and termination provisions. Generally, either party may terminate the contracts on 30 to 90 days' notice.

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


Company History

     On December 31, 1997, NCI Acquisition Corporation (the "Buyer" or "NAC"), NCI Merger Corporation ("Merger Sub"), the Company, First Data Corporation (the "Seller" or "First Data") and its wholly owned subsidiary, First Financial Management Corporation ("FFMC"), entered into an Agreement and Plan of merger (the "Merger Agreement") pursuant to which Merger Sub merged with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of the Buyer (the "Merger"). The transaction was accounted for under the purchase method of accounting with the consideration and related fees of the acquisition allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. After applicable purchase price adjustments, the merger consideration consisted of $147.3 million in cash, (before transaction costs of $2.6 million). The excess of the cost over the fair value of net assets acquired of $116.0 million is being amortized on a straight-line basis over 30 years. Other identifiable intangible assets were primarily comprised of the fair value of existing account placements acquired of $14.5 million and non-compete agreements of $5.7 million. The value of existing placements was amortized in 1998. The noncompete agreements are being amortized over four years. The Merger and related fees were initially financed through borrowings of $125.0 million against a $133.0 million senior credit facility (the "Acquisition Facilities") provided by Lehman Commercial Paper, Inc. and a contribution of $40.4 million of equity capital. The Acquisition Facilities, including the fees and expenses related thereto, were refinanced through (i) $100.0 million of proceeds from an offering of 10.25% Senior Notes (the "Notes"), and (ii) $60.0 million of senior secured debt (the "Senior Credit Facilities"), of which $25.0 million was drawn concurrent with the execution of the Notes. The Merger, the Acquisition Facilities, the Senior Credit Facilities and the offering of the Notes, together with the application of the proceeds from the Acquisition Facilities, the Senior Credit Facilities and the Notes, are collectively referred to as the "1998 Transactions". As a result of the acquisition of the Company and in connection with the implementation of an operating improvement plan, the Company accrued estimated costs of approximately $4.0 million associated with closing certain offices and branches ($2.3 million), severance payments to employees ($0.8 million), and relocation costs ($0.9 million). Specifically, the company closed or reduced branches which were not operating at full capacity, or whose operations could be consolidated with other branches. Any costs to be paid in 2000, 2001 and 2002 are primarily associated with lease commitments on facilities closed during 1998.


Competitive Strengths

     The accounts receivable management industry is highly fragmented and competitive. The Company competes with approximately 6,200 providers, including large national corporations such as Outsourcing Solutions, Inc., GC Services, Inc., NCO Group, Inc. and Equifax, as well as many regional and local firms. Many larger clients retain multiple accounts receivable management and recovery providers which exposes the Company to continuous competition in order to remain a preferred vendor. In addition, despite what the Company believes to be a trend among credit grantors to outsource their accounts receivable functions, many of the Company's clients and prospective clients internally satisfy varying portions of their accounts receivable management requirements. Moreover, the Company has recently expanded its services to include pre-chargeoff accounts receivable and on-site collection management services, which certain of the Company's competitors have previously undertaken. There can be no assurance that the Company's clients and potential clients will not decide to increase their reliance on internal accounts receivable capabilities or the Company's competitors to provide these services. The Company believes that the primary competitive factors in obtaining and retaining clients are the ability to provide customized solutions to a client's requirements, personalized service, sophisticated call and information systems.


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

     Innovative Problem Solving Approach. The Company employs a consultative selling approach whereby the client's problems and needs are determined and the Company designs a customized solution.

     Collection Performance. Most clients utilize multiple accounts receivable management providers and choose these providers based upon overall collection results. The Company has developed a disciplined approach to collections that effectively utilizes technology and personnel training programs in a way that management believes is unique in the industry. The Company is often one of the largest providers of accounts receivable management services to its major clients as a result of consistently superior collections performance.

     National Presence. The Company currently operates in all 50 states through 17 call centers and one corporate office. The Company believes its ability to collect nationally provides a competitive advantage when servicing large, national credit grantors and positions it well to benefit from the industry's ongoing consolidation.

     Strong Management. The Company has assembled an executive management team with extensive experience in the collections industry, call center management and labor intensive operations. In addition, the Company has a very experienced team of line managers at the call center level. These managers have worked an average of over ten years with the Company.

     Distinguished Client Base. The Company focuses on leading credit grantors including American Express, BellSouth, the Department of Education (the "DOE"), First Union, the General Services Administration (the "GSA"), General Motors Acceptance Corporation ("GMAC"), MCI, Mobil, Bank of America, Novus (issuer of DISCOVER Card) and Texaco. Moreover, the Company (or its predecessors) has been in the collection business since 1947 and has had relationships with some of its clients for more than 25 years, including Texaco (48 years), Mobil (36 years) and American Express (28 years).


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


Services

     In order to achieve its objective of becoming the accounts receivable management firm of choice for its clients, the Company has developed specialized and cost-effective services. The Company's wide range of programs and products allows the Company to provide the best solution for its clients that results in meeting their outsourcing objectives. The Company employs a consultative approach that seeks to provide solutions to each client's unique problems. These services range from traditional, post-chargeoff contingency collection services to on-site management of all stages of a client's accounts receivable process and outsourcing.


Following is a description of the services offered by the Company:

     Contingent Fee Services. The Company is among the largest independent providers of contingent fee services in the United States and offers a full range of contingent fee collection services to consumer credit grantors. The Company utilizes sophisticated management information systems to leverage its experience with locating, contacting and effecting payment from delinquent account holders. With 17 call centers in 12 states and approximately 2,400 employees, the Company has the ability to service a large volume of accounts with national coverage. The Company generated approximately 77%, 83% and 93% of its revenue through contingent fee services for the years ended December 31, 1999, 1998 and 1997, respectively.

     Pre-Chargeoff Receivable Management Services. In addition to traditional contingent fee services, the Company has developed pre-chargeoff programs. In these programs, the Company receives accounts from credit grantors before chargeoff and earns a fixed fee per account or employee rather than a percentage of realized collections. With its operational expertise in managing receivables, the Company offers credit grantors a variety of pre-chargeoff outsourcing options including (i) staff augmentation, (ii) inbound and outbound calling programs, (iii) skiptracing in cases where the client's customer's telephone number or address is unknown, a systematic search is performed using postal change of address services, credit agency reports, consumer data bases, electronic telephone directories, and tax assessor and voter registration sources, and (iv) total outsource. Account follow-up is an extension of the client's existing procedures utilizing experienced customer service collection personnel to fully collect balances of delinquent accounts. The Company believes that outsourcing these services allows credit grantors to reduce collections costs while also achieving lower delinquencies, improved customer retention and reduced chargeoffs.


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


Customers

     The Company services a large and recognized client base which includes American Express, BellSouth, the DOE, First Union, the GSA, GMAC, MCI, Mobil, Bank of America, Novus (issuer of DISCOVER card) and Texaco. Many of these clients have used the Company or its predecessors for more than 25 years including Texaco (48 years), Mobil (36 years), and American Express (28 years).


     The Company categorizes its clients by industry. The Company's revenues from the following industries for 1999, are:

                   Financial Services                         51.4%
                   Telecommunication                          18.9%
                   Retail                                     11.1%
                   Institutional (1)                          10.9%
                   Healthcare                                  7.4%
                   Other                                       0.3%
                                                        ------------
                   Total                                     100.0%

     ---------
(1) Institutional revenue consists primarily of revenue from local, state and federal government entities.

     Revenue from American Express for the years ended December 31, 1999, 1998 and 1997 accounted for approximately 34%, 36% and 28% of the Company's revenue, respectively. Revenue from MCI for the years ended December 31, 1999, 1998 and 1997 accounted for approximately 12%, 6% and 2% of the Company's revenue, respectively. Revenue from the DOE for years ended December 31, 1999, 1998, and 1997 accounted for approximately 8%, 9% and 17% of the Company's revenue, respectively. In addition, the Company's ten largest clients accounted for approximately 75%, 70% and 63% of the Company's revenue for the years ended December 31, 1999, 1998 and 1997, respectively. A significant downturn in placements by these clients or a change in placement or compensation practices could have a material adverse effect on the Company.

     Most  client  contracts  entered  into by the Company  define,  among other things, fee arrangements, scope of services and termination provisions. Generally clients may terminate such a contract on 30 to 90 days notice. Accordingly, there can be no assurance that existing clients will continue to use the Company's services at historical levels, if at all. Under the terms of these contracts, clients are not required to place accounts with the Company but do so on a discretionary basis.


Sales and Marketing

     The Company's sales and marketing activities are coordinated by the Company's Co-Chief Executive Officers, supported by a sales force of five professionals. The Vice Chairman is directly responsible for the Company's largest account, American Express. The Company's marketing strategy is to grow the business by providing innovative problem solving solutions for major credit grantors. This focused approach emphasizes the core competencies of the Company.


Technology

     The Company utilizes a variety of management information and telecommunications systems to enhance productivity in all areas of its business. The Company has three primary software systems dedicated to its core business. One system is a program developed and used primarily for one of its largest clients. Third parties developed the other two systems and the Company believes them to be the most advanced commercially available collection software. Both systems have been tailored to meet the specific needs of the Company's customers and, in many cases, to integrate smoothly into their accounts receivable management processes. These systems also interface with certain commercially available databases, which provide information used for debtor evaluation and contacts.

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

     Strict compliance with all of the relevant laws and regulations governing the accounts receivable management industry is a top priority of the Company. The Company established new processes for complaint prevention and resolution that has set the standard for the debt collection industry. The processes are administered in the field and monitored by the Senior Vice President of Human Resources and a special committee of the Board of Directors. Any complaint against the Company or one of its employees is recorded, a thorough investigation is initiated and appropriate corrective measures are taken.


Employees and Training

     As of December 31, 1999, the Company had a total of approximately 2,400 employees, of which approximately 1,500 were collectors and 270 were directory assistance operators. None of the Company's employees is represented by a labor union. The Company believes that its relations with its employees are good.

     The Company's success in recruiting, hiring and training a large number of employees is important to its ability to provide high quality accounts receivable management and collections services to its clients. The Company believes that the experience and depth of its call center management personnel afford it a significant competitive advantage compared to other collection agencies. These management personnel have worked with the Company for an average of over ten years. The Company recognizes the significant role these line managers play in the Company's success and, to assist in their retention, the Company compensates them at levels it believes to be above the industry standard. The Company does not limit hiring to those with previous collection experience. Generally, the Company hires a mix of people with previous experience in collections or accounts receivable management, as well as people whom the Company believes possess the necessary skills to be successful collectors.

     All new employees are required to successfully complete the Company's extensive training program. The Company designed its training program to foster competency and proficiency in the employee's collection activities, including negotiating skills and account procedures. The instructors for the training program are all certified by the American Collectors Association. All collector training provides coverage of compliance with the FDCPA and other laws governing the industry. To the extent required, all collectors are licensed and registered for states where the debtors reside. Only after licensing, registration, and training are collectors assigned an account for collection.

ITEM 2 - PROPERTIES

     As of December 31, 1999, the company operated 15 branches and one corporate office in 12 states across the United States, all of which are leased. The chart below summarizes the Company's facilities as of December 31, 1999:

                                                      Approximate
        Location of Facility                         Square Footage
     --------------------------------             --------------------
     Marietta, GA                                        70,000
     Dallas, TX                                           7,372
     Lynnwood, WA                                        13,811
     Sacramento, CA                                      13,967
     Louisville, KY                                      11,218
     Hendersonville, TN                                  36,505
     Brentwood, TN                                        1,400
     Phoenix, AZ                                         44,966
     Woburn, MA                                           7,603
     Shawnee Mission, KS                                  8,711
     Houston, TX                                         22,407
     Lauderdale Lake, FL                                  6,316
     Westlake, OH                                        13,127
     Anchorage, KY                                        9,200
     Kennesaw, GA                                        33,548
     Vestal, NY                                          53,000
     Endicott, NY                                        13,175

     The leases of these facilities, most of which contain renewal options, expire between 2000 and 2009. Subsequent to December 31, 1999, the Company has entered into lease agreements to lease facilities in Fresno, California and Riverside, California to accommodate growth. The Company believes that suitable additional or alternative space will be available as needed on commercially acceptable terms.

ITEM 3 - LEGAL PROCEEDINGS

     The Company is involved in legal proceedings from time to time in the ordinary course of business involving claims for damages, which constitute routine litigation incidental to the business. While the ultimate results of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not believe the potential costs of such actions, if any, will have a material effect on the Company's consolidated financial position or results of operations.


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


Dividend Policy

     The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, the Company's Senior Credit Facilities prohibits the Company from paying cash dividends without the lender's prior consent. The Company currently intends to retain future earnings to finance its operations and fund the growth of the business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant.


Recent Sales of Unregistered Securities

     Not Applicable

ITEM 6 - SELECTED HISTORICAL FINANCIAL INFORMATION AND OTHER DATA

     In the 1998 Transactions, the Company was acquired by NAC. The predecessor to the Company (the "Predecessor Company") was Nationwide Credit, Inc., a wholly owned subsidiary of FFMC, a wholly owned subsidiary of First Data. The Predecessor Company was acquired in June 1990 by FFMC. First Data's October 1995 merger with FFMC, accounted for under the pooling of interests method, resulted in the combination of First Data's accounts receivable management company, ACB, with the Company. ACB was primarily the result of two businesses purchased and combined by First Data in 1993. The following table presents selected historical consolidated financial information of the Company and the Predecessor Company, as of the dates and for the periods indicated. The historical consolidated financial information of the Company and the Predecessor Company has been derived from the respective consolidated financial statements. The selected consolidated historical financial information should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The 1999 and 1998 consolidated financial statements of the Company have been audited by Arthur Andersen LLP, independent public accountants. Ernst & Young LLP, independent auditors, have audited the years ended December 31, 1997, 1996 and 1995.

                                                        ----------------------------------------------------------------
                                                                            Year Ended December 31,
                                                        ----------------------------------------------------------------
                                                           1999          1998         1997         1996         1995
                                                        -------------------------- -------------------------------------
                                                               The Company                     Predecessor
                                                        -------------------------- -------------------------------------
                                                                                       (1)
Statement of Operations Data:
Revenue                                                    $112,658     $102,797       $119,013    $138,905    $154,506
Expenses
Salaries and benefits                                        75,029       64,825         66,376      73,636      81,114
Telecommunication                                             4,378        4,960          6,236       7,341       9,539
Occupancy                                                     4,757        4,212          5,014       4,602       5,148
Other operating and administrative                           12,956       14,249         22,516      26,586      27,102
Depreciation and amortization                                 9,875       24,315         14,364      12,021      11,893
Provision for employee severance, office closure  and
    other unusual costs (2)                                     622        1,563            679       4,323      13,562
Goodwill write-off (6)                                           --       10,100             --          --          --
Overhead charges from First Data                                 --           --          1,190       1,389       1,545
                                                       ------------- ------------ ------------- ----------- -----------
Operating income (loss)                                       5,041     ( 21,427)         2,638       9,007       4,603
Interest expense, net                                        12,946       13,418            122         241         501
                                                        ------------- ------------ ------------- ----------- -----------
(Loss) income before income taxes and
    extraordinary item                                        (7,905)    (34,845)         2,516       8,766       4,102
Provision for income taxes                                        --          --          2,423       4,449       2,611
                                                        ------------- ------------ ------------- ----------- -----------
(Loss) income before extraordinary item                      (7,905)     (34,845)            93       4,317       1,491
Extraordinary loss on debt extinguishment                         --         783             --          --          --
                                                        ------------- ------------ ------------- ----------- -----------
Net (loss) income                                           $(7,905)   $ (35,628)      $     93    $  4,317    $  1,491
                                                        ============= ============ ============= =========== ===========

Other Data:
Ratio of earnings to fixed charges (3)                          0.4x          --           2.4x        6.2x        3.1x
Adjusted EBITDA (4)                                         $15,671    $  14,551       $ 21,169    $ 25,351    $ 30,058
Adjusted EBITDA margin (4)                                     13.9%        14.2%         17.8%       18.3%        19.5%
Net cash (used in) provided by:
Operating activities                                         $ (528)     $ 4,023       $ 14,624    $ 23,898     $20,973
Investing activities                                         (9,359)    (153,409)       (29,626)     (7,824)     (7,748)
Financing activities                                          6,686      151,199         12,281    (18,197)     (14,488)
Capital expenditures                                          9,359        3,897          5,465       7,005       5,016

                                                        ----------------------------------------
                                                                     December 31,
                                                        ----------------------------------------
                                                            1999         1998          1997
                                                               The Company          Predecessor
                                                        -------------------------- -------------
Balance Sheet Data:
Cash                                                         $    --    $  3,201       $  1,388
Total assets                                                 143,684     140,315        190,865
Total indebtedness (5)                                       122,770     118,750        113,901
Stockholder's equity                                            (208)      3,697         63,879


(1) In February 1997, the Predecessor Company acquired certain assets of Consolidated Collection Co. ("Consolidated") for $23.3 million. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Consolidated are included in the Company's consolidated financial statements from the date of acquisition.

(2) The Company recorded charges for employee severance, office closure and other unusual costs of $0.6 million and $1.6 million, for the years 1999 and 1998, respectively. The provision for the years 1997, 1996 and 1995 represents charges incurred as a result of integrating the operations of the Company and ACB, which resulted from First Data's 1995 merger with FFMC.

(3) For purposes of the ratio of earnings to fixed charges, (i) earnings include earnings before income taxes and fixed charges and (ii) fixed charges consist of interest on all indebtedness, amortization of deferred financing costs and that portion of rental expense that the Company believes to be representative of interest expense.

(4) Adjusted EBITDA is defined in the Company's Credit Agreement as earnings before interest, taxes, depreciation, amortization and certain unusual costs. These other unusual costs include provision for merger costs, employee severance, office closure, goodwill write-off, non-recurring contract settlement expense, non-recurring settlement expense with the FTC and non-recurring expense related to DOE chargebacks, and certain other unusual costs. Adjusted EBITDA reconciles to net income as follows:



                                                                                 Year Ended December 31,
                                                                    1999        1998       1997       1996       1995
                                                                       The Company                 Predecessor
                                                                 ----------------------- --------------------------------

Net (loss) income                                                $  (7,905)  ($35,628)    $    93     $ 4,317    $ 1,491
Add: Depreciation and amortization                                   9,875     24,315      14,364      12,021     11,893
Goodwill write-off                                                      --     10,100          --          --         --
Provision for merger costs, employee severance,
   office closure and other unusual costs                              622      1,563         679       4,323     13,562
Non-recurring contract settlement                                       --         --       1,553          --         --
Non-recurring settlement expense with the FTC and expenses
    associated with DOE chargebacks                                     --         --       1,935          --         --
Interest expense, net                                               12,946     13,418         122         241        501
GAAP rent                                                              133         --          --          --         --
Provision for income taxes                                              --         --       2,423       4,449      2,611
Extraordinary loss on debt extinguishment                               --        783          --          --         --
                                                                 ===========  ========== ==========  ========== ==========
Adjusted EBITDA                                                    $15,671    $14,551     $21,169     $25,351    $30,058
                                                                 =========== =========== ==========  ========== ==========


     The Company believes that Adjusted EBITDA presents a more meaningful measure than EBITDA since Adjusted EBITDA excludes non-recurring expenses for which the Company will have no on-going cash requirements and certain other costs which the Company believes are unusual, largely non-recurring and which are expected to have no impact on the on-going operations of the Company. Adjusted EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. The Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue. Management believes that these ratios should be reviewed by its bondholders because the Company's lenders use them as one means of analyzing the Company's ability to service its debt and the Company understands that they are used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate Adjusted EBITDA in the same fashion and therefore these ratios as presented may not be comparable to other similarly titled measures of other companies.

(5) Total indebtedness as of December 31, 1999 includes $100.0 million Senior Notes due 2008, $21.9 million in term loans, $0.7 million in capital lease obligations, and $0.2 million in notes payable. Total indebtedness as of December 31, 1998 includes $100.0 million Senior Notes due 2008 and an $18.8 million term loan. Total indebtedness as of December 31, 1997 includes a $112.5 million non-interest bearing note payable to First Data.

(6) In December 1998, management determined that a goodwill write-off was required relating to the Denver operation. The revenue from continuing clients was not sufficient to cover fixed operating costs of a separate facility. The Company closed the Denver facility on February 28, 1999 and moved the remaining account placements to another facility. The Company recorded a goodwill write-off of $10.1 million related to the Denver operation which represented approximately 65% of the goodwill attributed to the Denver operation.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Nationwide Credit, Inc. (the "Company") was acquired in a purchase transaction (the "Transaction") on December 31, 1997. The predecessor to the Company was Nationwide Credit, Inc., (the "Predecessor Company") a wholly owned subsidiary of First Data Corporation ("First Data"). The following discussion is based upon and should be read in conjunction with "Selected Historical Financial Information and Other Data", included elsewhere in this report.

     All information as of December 31, 1997 is for the Predecessor Company and may not be readily comparable to 1998 and 1999 financial information of the Company because of the significance of purchase accounting adjustments and differences in financial structure of the Company.


Overview

     The Company was acquired from First Data by NCI Acquisition Corporation, a Delaware corporation ("NAC") on December 31, 1997, in a transaction accounted for as a purchase. The Predecessor Company was previously a wholly owned subsidiary of FFMC, which is a wholly owned subsidiary of First Data. The Predecessor Company was acquired in June 1990 by FFMC. First Data's October 1995 merger with FFMC, accounted for under the pooling of interests method, resulted in the combination of First Data's accounts receivable management company, ACB Business Services, Inc. ("ACB"), with the Predecessor Company. ACB was primarily the result of two business combinations consummated by First Data in 1993 accounted for under the purchase method of accounting. The Predecessor Company had historically relied on First Data for certain general and administrative functions and cash management needs.

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

     General

     The Company is among the largest independent providers of accounts receivable management services in the United States, as measured by the aggregate principal value of consumer debt placed by credit grantors for collection. The Company offers contingent fee collection, pre-chargeoff accounts receivable management and on-site management services, primarily to financial institutions, government agencies, telecommunications companies and healthcare providers. The Company provides sophisticated, customized past-due account collection and accounts receivable management services to its clients through a nationwide network of 17 call centers.

     The Company had historically generated substantially all of its revenue from the recovery of delinquent accounts receivable on a contingent fee basis. The Company also provides pre-chargeoff accounts receivable management services, in which the Company contacts debtors earlier in the collection cycle in an effort to bring the account current before the credit grantor formally charges off the past-due balance. Revenue is earned and recognized upon collection of the accounts receivable for contingent fee services and as work is performed for fixed fee services. The Company enters into contracts with most of its clients, which define, among other things, fee arrangements, scope of services and termination provisions. Generally, either party may terminate contingency fee contracts on 30 to 90 days' notice. Fixed fee contracts tend to be longer in duration with extended termination provisions. The Company's costs consist principally of payroll and related personnel costs, telecommunications, occupancy, other operating and administrative costs, and depreciation and amortization. Payroll and related personnel costs consist of wages and salaries, commissions, bonuses and benefits. Other operating and administrative costs include postage and mailing costs, equipment maintenance, marketing, data processing and professional fees.


Results of Operations

     Comparison of year ended December 31, 1999, to year ended December 31, 1998.

     Revenue. Total revenue increased $9.9 million or 9.6% from $102.8 million for 1998 to $112.7 for 1999. The increase was primarily the result of (i) a $6.0 million increase in revenue from on-site call center management services for a major telecommunications company, (ii) a $3.5 million increase in revenue from outsourced pre-chargeoff management services in financial services, (iii) a $1.6 million increase in revenue from American Express, offset by (i) a $1.0 million decrease in revenue from healthcare account placements and (ii) a $0.2 million decrease in revenue from telecommunications account placements.

     Expenses. Salaries and benefits expense increased $10.2 million or 15.7% from $64.8 million for 1998 to $75.0 million for 1999. This increase is primarily the result of the Company's service expansion that includes on-site call center staffing and management services for a major telecommunications company.

     Telecommunication expense decreased by $0.6 million or 11.7% from $5.0 million for 1998 to $4.4 million for 1999. The decrease is primarily the result of lower negotiated long distance rates.

     Occupancy expense increased by $0.5 million or 11.5% from $4.2 million for 1998 to $4.8 million for 1999. The increase is the result of annual rent escalations and the addition of new facilities in 1999.

     Other operating and administrative expense decreased by $1.2 million or 9.1% from $14.2 million for 1998 to $13.0 million for 1999. The decrease is the result of the continuation of the Company's operating improvement plan.

     In 1998, the Company accrued approximately $4.0 million associated with closing of certain offices and branches, severance payments to employees and relocation costs in connection with the implementation of an operating improvement plan. In December 1998, the Company decided to relocate its corporate offices and recorded a charge of $1.6 million which related to future rent obligations under the existing lease offset by estimated sublease income less broker commissions. The corporate offices were relocated in August of 1999. In 1999, the Company incurred certain unusual charges of $1.1 million related to development of a marketing and strategic plan and potential name change related to a repositioning of the Company in the marketplace. In addition, in 1999 the Company revised its estimate for office closure and reduced its reserve by $0.5 million as a result of successfully subleasing premises that had been previously vacated.

     Depreciation and amortization expense decreased by $14.4 million or 59.4% from $24.3 million for 1998 to $9.9 million for 1999. This decrease was primarily the result of the amortization of the value of existing placements for the year ended December 31, 1998, as compared to no amortization for the same period in 1999. The value of existing placements of $14.5 million was amortized over 12 months in 1998.

     Goodwill Write-off. In December 1998, management determined that a goodwill write-off was required relating to the Denver operation. The revenue from continuing clients was not sufficient to cover fixed operating costs of a separate facility. The Company closed the Denver facility on February 28, 1999 and moved the remaining account placements to another facility. The Company recorded a goodwill write-off of $10.1 million related to the Denver operation which represented approximately 65% of the goodwill attributed to the Denver operation.

     Operating income (loss). Operating income was $5.0 million for 1999, an improvement of $26.4 million or 123.5% from an operating loss of $21.4 million for the same period in 1998. This increase has been explained in the preceding paragraphs. To summarize, this increase is primarily the result of an increase in revenue of $9.9 million, a decrease in depreciation and amortization expense of $14.4 million, a decrease in telecommunication expense of $0.6 million, a decrease in other operating and administrative expense of $1.2 million, a decrease in goodwill impairment of $10.1 million and a decrease in the provision for employee severance, office closure and other unusual costs of $0.9 million offset by an increase in salaries and benefits expense of $10.2 million and an increase in occupancy expense of $0.5 million.

     Interest expense. Interest expense relating to the Term Loan Facility and Senior Notes was $12.9 million for 1999 compared to 13.4 million for 1998, a decrease of $0.5 million. Two factors explain this variation: (i) in January 1998, the Company wrote off $1.1 million related to the cost of interim financing of the Transaction, and (ii) in 1999, higher interest rates and higher loan balances outstanding resulted in an increase in interest expense of $0.6 million.

     Extraordinary loss. The extraordinary loss on debt extinguishment of $0.8 million in 1998 represents the write- off of deferred debt issuance costs related to the interim financing of the Transaction. The Company did not incur an extraordinary loss in 1999.

     Net income (loss). The Company incurred a net loss of $7.9 million for 1999, an improvement of $27.7 million from a net loss of $35.6 million for 1998.

     Comparison of year ended December 31, 1998 to year ended December 31, 1997 (Predecessor).

     Revenue. Total revenue decreased $16.2 million or 13.6% from $119.0 million for 1997 to $102.8 for 1998. The decrease was primarily the result of (i) a reduction in revenue from the Department of Education ("DOE") and the General Services Administration ("GSA") of $12.9 million resulting from the DOE mandated reduction of contracts with the Company from four to one and from a delay in new placements under the new GSA contract, (ii) a decrease of $4.1 million revenue, primarily from lower placements on gas credit cards, and (iii) a decrease in revenue from healthcare account placements of $0.9 million due to the elimination of unprofitable clients, and (iv) a decrease in revenue from telecommunications account placements of $3.1 million. These decreases were partially offset by increased revenue of $0.8 million from American Express and $3.2 million from on-site services.

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

     Telecommunication expense decreased $1.3 million or 20.5% from $6.2 million for 1997 to $4.9 million for 1998. The decrease is primarily the result of lower negotiated long distance rates and lower call volume.

     Occupancy expense decreased $0.8 million or 16.0% from $5.0 million for 1997 to $4.2 million for 1998. The company closed its Atlanta data center and consolidated these operations into the Phoenix data center and reduced occupied space in the Denver facility.

     Other operating and administrative expense decreased $8.3 million or 36.7% from $22.5 million for 1997 to $14.2 million for 1998. The decrease is the result of the continuation of the Company's operating improvement plan offset by certain charges in 1997. In 1997, the Predecessor Company incurred a non-recurring contract settlement expense of approximately $1.6 million, a non-recurring charge of $0.9 million to correct for out-of-balance conditions that occurred during the 1996 integration of ACB and the Predecessor Company operations, a non-recurring litigation settlement expense with the FTC of $1.0 million and a non-recurring charge related to DOE charge-backs of $0.9 million. In addition, other operating and administrative expenses included a $2.1 million charge for the year ended December 31, 1997 for doubtful accounts related to billing disputes. These billing disputes, known as short pays, were recorded as a reduction in revenue for 1998.

     Provision for employee severance and office closure was $1.6 million in 1998. The Company was in final negotiations with real estate brokers to lease a new facility for its corporate offices. This charge represented the future rent obligations under the existing lease offset by estimated sublease income less broker commissions. The Company vacated its previous headquarters facility during 1999. In 1997, the Predecessor Company incurred $0.7 million related to employee severance.

     Overhead charges from First Data Corporation, the Company's former Parent, were $1.2 million for 1997. These charges represent certain administrative functions performed by First Data for the Company. In 1998, these services were performed by the Company.

     Depreciation and amortization expense increased $9.9 million or 69.3% from $14.4 million for 1997 to $24.3 million for 1998. This increase represents results from the amortization of goodwill and other intangibles arising from the Transaction. Specifically, the value of existing placements of $14.5 million was amortized over 12 months. Non-compete agreements of $5.4 million are amortized over four years and goodwill is amortized over 30 years.

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

     Net income (loss). The Company incurred a net loss of $35.6 million for 1998, a decrease of $35.7 million from net income of $0.1 million for 1997.

Liquidity and Capital Resources

     In 1999, the Company's growth resulted in an increase in working capital requirements. To support this growth, the Company purchased approximately $9.4 million of property and equipment. These capital acquisitions along with the additional working capital requirements were financed by additional equity investment of $4.0 million from the Company's current investors, borrowings of $3.5 million under the Senior Credit Facilities and cash on hand at December 31, 1998 of $3.2 million. In addition, the Company entered into Capital leases of approximately $1.0 million to fund equipment purchases.

     Cash used in operating activities was $0.5 million for the year ended December 31, 1999 compared to cash provided by operating activities of $4.0 million and $14.6 million for the years ended December 31, 1998 and 1997, respectively. The increase of $5.5 million of cash used in operating activities for the year ended December 31, 1999 versus the year ended December 31, 1998 was primarily due to an increase in interest paid and an increase in working capital needs, offset by a reduction in net loss. The decrease in cash provided by operating activities for the year ended December 31, 1998 versus the year ended December 31, 1997, was primarily due to a decrease in net income, an increase in interest paid, offset by decreased working capital needs. Working capital increased by $2.3 million for the year ended December 31, 1999 as compared to a decrease of $1.4 million in the same period of 1998. Cash interest paid on the Senior Notes and the Term Loan Facility was $12.3 million in 1999 compared to $7.4 million in 1998. Interest on the Senior Notes is due and payable on January 15 and July 15. Therefore, one payment of approximately $5.1 million was made in 1998 compared to two payments totaling approximately $10.3 million in 1999.

     Net income before extraordinary items and after adding back depreciation, amortization, taxes and interest and other unusual charges (Adjusted EBITDA) generated $15.7 million for the year ended December 31, 1999 as compared to $14.6 million for the same period in 1998. Alternatively, the decrease in cash provided by operating activities was primarily due to (i) an increase in EBITDA of $1.1 million, offset by (ii) an increase in working capital items of $2.3 million and (iii) an increase in interest paid of $5.0.

     Cash used in investing activities was $9.4 million, $153.4 million and $29.6 million for years ended December 31, 1999, 1998 and 1997, respectively. The Company's principal use of cash in investing activities during 1999 was for capital expenditures, primarily for new computer and telecommunications equipment. The acquisition of $149.5 million in 1998 represents the purchase of the Company.

     Cash provided by financing activities was $6.7 million, $151.2 million and $12.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in 1999 compared to 1998 and the increase in 1998 compared to 1997 was primarily due to the funding of the Transaction in 1998. Specifically, (i) the interim financing of the Transaction ("Notes"), and (ii) the refinancing of the interim facility with the issuance of $100 million 10.25% Senior notes due 2008 and a $25.0 million seven-year term loan facility ("Term Loan Facility"). The $6.8 million provided by financing activities in 1999 represents $4.0 million of equity from certain investors, $3.5 million of proceeds from a new five-year term loan offset by required quarterly repayments on the seven year term loan facility totaling $0.3 million, payments on capital leases of $0.3 million and debt issuance costs of $0.3 million.

     As a result of the acquisition of the Company by NAC and the implementation of the operating improvement plan, the Company accrued estimated costs in 1998 of approximately $4.0 million associated with closing certain offices and call centers ($2.3 million), severance payments to employees ($0.8 million) and relocation costs ($0.9 million). Of the $4.0 million, $1.3 million was paid in 1998, $1.8 million was paid in 1999 and $0.7 million is expected to be paid in 2000. Specifically, the Company closed and/or reduced branches which were not operating at full capacity, or whose operations could be consolidated with other branches. Most of the costs expected to be paid in 2000 through 2002 are primarily associated with lease commitments on facilities to be closed during those years.

     Substantially all the agreements relating to the Company's outstanding indebtedness contain covenants that impact the Company's liquidity and capital resources, including financial covenants and restrictions on the Company's ability to incur indebtedness and liens and make asset sales. On August 13, 1999, the Company negotiated an amendment to the Senior Credit Facilities that revised the cumulative Adjusted EBITDA and related ratio covenants to reflect the Company's revised Adjusted EBITDA expectations. The Company was in compliance with the revised covenants as of December 31, 1999. The amendment also revised the existing line of credit under the Revolving Credit Facility from $5.0 million to $6.5 million and converted $3.5 million of existing debt under the Revolving Credit Facility into a Term Loan Facility. In addition to this refinancing, on August 13, 1999, certain existing investors of the Company contributed an additional $4.0 million of equity to fund the growth of the business.

     The ability of the Company to meet its debt service obligations and to comply with the restrictive and financial covenants contained in the Senior Credit Facilities and under the Notes will be dependent on the future operating and financial performance of the Company, which will be subject in part to a number of factors beyond the control of the Company, such as prevailing economic conditions, interest rates and demand for credit collection services.

     Because of the working capital requirements associated with expanding the business and the need to finance two new centers, the Company received additional equity investment from its current investors in the first quarter of 2000 totaling $6.0 million. In addition, the Company received approval for $6.0 million of additional borrowing capacity under the Senior Credit Facilities.


Income Taxes

     The Company has not recorded any tax benefit on its loss before income taxes for the years ended December 31, 1999 and 1998 due to the uncertainty regarding the realization of such benefits.

     The Predecessor Company's effective tax rate for the year ended December 31, 1997 was 96.3%. The effective rate differed from the federal statutory rate of 35% due to state taxes and non-deductible goodwill and a decrease in income before income taxes, without any corresponding decrease in non-deductible goodwill.

     The Predecessor Company's results of operations for the year 1997 had been included in the consolidated federal income tax return of First Data. The Predecessor Company's historical income tax expense is presented as if the Predecessor Company had not been eligible to be included in the consolidated tax returns of First Data. Under the terms of the Merger Agreement, all of the goodwill and other intangible assets recorded in connection with the acquisition are expected to be deductible for federal income tax purposes over 15 years.

Year 2000 Remediation

      In 1997, the Company initiated a company-wide Year 2000 project based on a methodology recommended by an outside consultant, with a dedicated Year 2000 project office and coordinator. All information technology ("IT") and non-IT systems were tested prior to the end of 1999. In addition, contingency plans were formulated as a safeguard in the event of system failures.

      As of March 15, 2000, the Company has had no significant disruptions with regard to Year 2000 issues. Management is not aware of any material problems with its internal systems or the services of third parties. Mission critical applications of the Company and its third parties will continue to be monitored throughout the current year.

      The Company incurred approximately $0.6 million for each of the years ended December 31, 1999 and 1998 in relation to the Year 2000 project and does not expect to incur any significant additional expense in 2000.


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


Impact of Inflation

     There was no significant impact on the Company's operations as a result of inflation during the years ended December 31, 1999, 1998 or 1997.


Recent Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP No. 98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company adopted SOP No. 98-1 on January 1, 1999.

     In April 1998, the AICPA issued SOP No. 98-5, "Reporting the Costs of Start-Up Activities." The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 are written-off and any future start-up costs are expensed as incurred. The Company had not capitalized start-up costs in 1998, and was therefore not affected by SOP No. 98-5 in 1999.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FASB") No. 133 "Accounting for Derivative and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 2000, as amended by FASB No. 137. Management is evaluating the impact of SFAS No. 133 on the Company's future earnings and financial position, but does not expect it to be material.

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

                                                            Long Term Debt
                                                        Non-Traded Instruments
                                                        As of December 31, 1999
                                                              (in $000's)

                                                                                                           Fair
                                    2000      2001     2002      2003     2004    Thereafter     Total       Value
                                   -------- --------- -------- --------- -------- ------------ ----------- ----------
Variable Rate:
    Term Loan Facility :              $750    $1,250   $1,250   $ 1,200   $ 250     $17,250     $ 21,950    $21,950
          $18.0 million               9.31%     9.31%    9.31%     9.31%    9.31%      9.31%
         $  0.5 million              11.25%    11.25%   11.25%    11.25%   11.25%     11.25%
         $  3.45 million             11.50%    11.50%   11.50%    11.50%   11.50%     11.50%

Fixed Rate:
Senior Notes due 2008:               $  --    $   --   $  --    $   --    $  --     $100,000    $100,000    $60,000
$100 million @ 10.25%                                                                  10.25%

    Security Agreement                $ 60    $   62  $    46                                   $    168    $   168
                                     22.50%    22.50%   22.50%




     In January 1998, the Company implemented a financing plan which included the issuance of $100 million 10.25% Senior Notes due 2008 in a private placement. The Company exchanged these notes for $100 million 10.25% Series A Senior Notes due 2008 which are were registered under the Securities Act of 1933, as amended. As part of the financing plan, the Company also entered into a credit agreement (the "Credit Agreement") which provides for (1) a seven-year term loan facility in the amount of $25 million (the "Term Loan"), and (ii) a six-year revolving credit facility (the "Revolving Credit Facility") of $5 million. The amounts available under the credit agreement have been amended during 1999.

     Amounts outstanding under the Term Loan Facility and the Revolving Credit Facility bear interest at the Company's option of either (A) the Base Rate plus the Applicable Margin or (B) the Eurodollar Rate plus the Applicable Margin. Interest payments are made quarterly for Base Rate loans. Interest payments on Eurodollar loans are made on the earlier of their maturity date or 90 days depending on their term. The above table presents the rates paid under variable instruments at year-end. Changes in the Base Rate or Eurodollar Rate will impact the actual interest rates paid by the Company.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and positions of the respective directors of the Company's board of directors (the "Board of Directors") and the executive officers of the Company. All directors hold office until the next annual meeting of stockholders of the Company and until their successors are duly elected and qualified.

     Name                                     Age     Position
     ------------------------------------- ---------- -------------------------------------------------------------
     David B. Golub                           37      Director, Vice Chairman of the Board
     Wesley W. Lang, Jr.                      42      Director, Chairman of the Board
     Loren F. Kranz                           47      Co-Chief Executive Officer
     Michael Lord                             53      Co-Chief Executive Officer
     Jerrold Kaufman                          60      Director, Vice Chairman of the Board
     Lester Pollack                           66      Director
     Jeffrey A. Weiss                         55      Director
     Craig S. Whiting                         43      Director
     Paul J. Zepf                             35      Director
     Thomas C. Ridenour                       38      Senior Vice President, Chief Financial Officer
     Gregory Schubert                         33      Senior Vice President, Operations
     Kevin Henry                              32      Senior Vice President, Human Resources


     David B. Golub is a Managing Director of Centre Partners. He has worked at Centre Partners and a predecessor fund, Corporate Advisors, L.P. ("Corporate Advisors"), since 1988. Mr. Golub also serves as a director of The Burton Corporation and Manorhouse Retirement Centers, Inc.

     Wesley W. Lang, Jr. is a Managing Director and member of the Executive Committee of Weiss, Peck & Greer, L.L.C, which he joined in 1985 from
Manufacturers Hanover Trust Company. Mr. Lang also serves as a director of Chyron Corporation, Michael Alan Designs, Dollar Financial Group, Inc., Meridian Aggregates Company, Powell Plant Farms, Inc. and Tire Kingdom, Inc.

     Loren F. Kranz joined the Company in January 1997. Mr. Kranz has substantial general management experience in highly labor intensive, customer-focused business activities. Prior to joining the Company, he held numerous positions during his 23-year tenure with General Electric Company ("General Electric"). In his most recent assignment with General Electric, Mr. Kranz served as CEO of Advanced Services, Inc., a wholly owned subsidiary of GE Appliances.

     Michael Lord joined the Company in May 1998 after being retained as a consultant in January 1998. Prior to joining the Company, Mr. Lord was a managing director of The RDR Group, Inc., specializing in financial and operational consulting since 1991.

     Jerrold Kaufman joined the Company in October 1994 as the Senior Vice President of Sales and Marketing. In June 1996, Mr. Kaufman was named Executive Vice President, Sales and Marketing and the following September was named President of the Company. Prior to joining the Company, Mr. Kaufman held several executive positions in the accounts receivable collections industry. From 1986 to 1992, Mr. Kaufman worked for American Creditors Bureau, where he was Vice President of sales and marketing and served as a director. In 1992, Mr. Kaufman started ABACUS Financial Management Services and served as its Chairman and Chief Executive Officer until 1994.

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

     Paul J. Zepf is a Managing Director of Centre Partners. He has worked at Centre Partners and Corporate Advisors since 1989. Mr. Zepf also serves as a director of LaSalle Re Holdings Limited, Firearms Training Systems, Inc. and BUCA, Inc.

     Thomas C. Ridenour joined NCI in January 1998, as Vice President and Controller. Prior to joining NCI, Mr. Ridenour served as Division Controller for American Security Group, a division of Fortis, Inc. Prior to that, Mr. Ridenour held financial management positions at the Travelers Group, Primerica Financial Services Division for 11 years.

     Kevin Henry joined NCI, January 6, 1997. Prior to joining NCI, Mr. Henry held various Human Resources positions with several Fortune 100 companies including Pepsi-Cola Company, Clorox and most recently with Office Depot, Inc. where he was Director of Human Resources for their North American Stores Division. During his tenure with Office Depot, Mr. Henry was instrumental in the design and delivery of several HR products and services that supported a client group of over 26,000 employees and revenues of almost $4 billion annually.

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


Executive Compensation

                                             SUMMARY COMPENSATION TABLE
                                                                              Long Term Compensation
                                                                        -----------------------------------
                                           Annual Compensation                  Awards           Payouts
                                   ------------------------------------ ----------------------- -----------
                                                              Other                  Securities
                                                             Annual     Restricted    Under-                All Other
       Name and                                              Compen -      Stock       lying       LTIP      Compen-
       Principal                                             sation      Award(s)     Option/    Payouts     sation
       Position            Year    Salary ($)   Bonus ($)      ($)          ($)      SARs (#)      ($)         ($)
------------------------ --------- ------------ ---------- ------------ ------------ ---------- ----------- ----------

Loren Kranz                1999    224,230.98   15,000.00      --           --               --     --         --
   Co-Chief Executive      1998    215,769.20   90,000.00      --           --               --     --         --
   Officer                 1997    165,622.00   73,568.98      --           --           19,221     --         --

Michael Lord               1999    212,692.12   65,000.00      --           --           14,415     --         --
   Co-Chief Executive      1998    152,736.50   32,684.34      --           --               --     --         --
   Officer                 1997         *           *          --           --               --     --         --

Jerrold Kaufman            1999    260,000.00        --        --           --           (6,606)    --         --
   Vice Chairman           1998    254,999.99        --        --           --               --     --         --
                           1997    225,000.04   50,000.00      --           --           21,623     --         --

Greg Schubert              1999    164,999.93    8,000.00      --           --               --     --         --
  Senior Vice President    1998    140,826.43   50,000.00      --           --               --     --         --
  Operations               1997    131,346.15   13,000.00      --           --            3,604     --         --

Kevin Henry                1999    183,246.94   28,000.00      --           --            1,202     --         --
  Senior Vice President    1998    133,266.27   50,000.00      --           --               --     --         --
  Human Resources          1997    112,497.61   20,000.00      --           --            1,202     --         --

Thomas C. Ridenour         1999    130,000.01   14,000.00      --           --               --     --         --
  Senior Vice President    1998     91,415.39    5,000.00      --           --               --     --         --
  Chief Financial          1997         **         **          --           --               --     --         --
  Officer

  *  Mr. Lord joined NCI in 1998.
 **  Mr. Ridenour was appointed Chief Financial Officer in 1999.


     The compensation paid to Messrs. Kaufman, Kranz, Lord, Schubert and Henry is determined by Board of Directors of the Company and the terms of the respective employment agreements and subsequent amendments.


Employment Agreements

     Jerrold Kaufman Employment Agreement. Mr. Kaufman entered into an employment agreement with the Company as of December 31, 1997, amended February 8, 2000. Pursuant to his employment agreement, as amended, Mr. Kaufman will serve as Vice Chairman of the Company through December 31, 2000.

     Mr. Kaufman's employment agreement also provides that if Mr. Kaufman is terminated without cause, he will be entitled to receive a severance benefit, payable over a period of 12 months, in an amount equal to 12 months of his then-existing base salary less the amount of compensation he receives from another source during the last six months of the year during which his severance benefit is payable under the terms of his employment agreement. In the event his employment is terminated by reason of cause or resignation, he will not be entitled to receive a bonus for the month or calendar year in which such termination or resignation occurs shall be payable.

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

     Loren Kranz Employment Agreement. Mr. Kranz entered into an employment agreement with the Company as of December 31, 1997, amended November 15, 1999. Pursuant to his employment agreement, as amended, Mr. Kranz will serve as Co-Chief Executive Officer of the Company through December 31, 2000.

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

     Michael Lord Employment Agreement. Mr. Lord entered into an employment agreement with the Company as of May 18, 1998, amended November 15, 1999. Pursuant to his employment agreement, as amended, Mr. Lord will serve as the Co-Chief Executive Officer of the Company through May 18, 2001.

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

     Gregory Schubert Employment Agreement. Mr. Schubert entered into an employment agreement with the Company as of December 31, 1997. Pursuant to his employment agreement, Mr. Schubert will serve as the Senior Vice President - Operations of the Company through December 31, 2000.

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


Management Performance Option Plan

     On December 31, 1997, NAC adopted its 1997 Management Performance Option Plan (the "Option Plan"). A total of 57,665 shares of NAC Common Stock may be granted under the Option Plan, of which 40,846 are divided equally between Class A Options and Class B Options and 9,610 are allocated as Class C Options, and 7,209 of which may be allocated as Class A Options, Class B Options or Class C Options, as determined by the Board.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All issued and outstanding shares of common stock of the Company are held by NAC. The following table sets forth certain information regarding the beneficial ownership of the voting securities of NAC, by each person who beneficially owns more than 5% of any class of NAC's equity securities and by the directors and certain executive officers of NAC, individually, and by the directors and executive officers of NAC as a group, as of December 31, 1999.

                                                        Number       Percent of
Stockholders:                                          of Shares    Outstanding
 -----------                                           ---------    -----------
Centre Partners Group (1)                               220,000      48.0
30 Rockefeller Plaza
Suite 5050
New York, New York 10020

Weiss, Peck & Greer Parties (2)                         220,000      48.0
One New York Plaza
New York, New York 10004


Officers and Directors:
David B. Golub (1)                                      220,000      48.0
Jerrold Kaufman (3)                                       1,000       *
Loren F. Kranz (4)                                        1,000       *
Wesley W. Lang, Jr. (2)                                 220,000      48.0
Lester Pollack (1)                                      220,000      48.0
Jeffrey A. Weiss (5)                                     15,416       3.4
Craig S. Whiting (2)                                    220,000      48.0
Paul J. Zepf (1)                                        220,000      48.0
Michael Lord (6)                                             --       *
Gregory Schubert (7)                                        500       *
All directors and officers as a group (7) (11 persons)  458,066     100.0%
          --------

* Represents less than 1%.

          (1) Includes (i) 67,334 shares owned of record by Centre Capital Investors II, L.P. ("Investors II"), (ii) 21,911 shares owned of record by Centre Capital Tax-Exempt Investors II, L.P. ("Tax-Exempt II"), (iii) 13,508 shares owned of record by Centre Capital Offshore Investors II, L.P. ("Offshore II"), (iv) 1,033 shares owned of record by Centre Parallel Management Partners, L.P. ("Parallel"), (v) 13,960 shares owned of record by Centre Partners Coinvestment, L.P. ("Coinvestment") and (vi)102,254 shares owned of record by the State Board of Administration of Florida (the "Florida Board"). Investors II, Tax-Exempt II and Offshore II are limited partnerships, of which the general partner of each is Centre Partners II, L.P. ("Partners II"), and of which Centre Partners Management LLC ("Centre Management") is an attorney-in-fact. Parallel and Coinvestment are also limited partnerships. In its capacity as manager of certain investments for the Florida Board pursuant to a management agreement, Centre Management is an attorney-in-fact of Florida Board. Centre Partners II LLC is the ultimate general partner of each of Investors II, Tax-Exempt II, Offshore II, Parallel and Coinvestment. David B. Golub, Lester Pollack and Paul J. Zepf are each Managing Directors of Centre Management and Centre Partners II LLC and as such may be deemed to beneficially own and share the power to vote or dispose of NAC Common Stock held by Investors II, Tax-Exempt II, Offshore II, Parallel, Coinvestment and the Florida Board. Each of Messrs. Golub, Pollack and Zepf disclaims the beneficial ownership of such NAC Common Stock.

          (2) Includes (i) 181,660 shares owned of record by WPG Corporate Development Associates V, L.P. ("Development V"), (ii) 37 shares owned of record by Weber Family Trust, (iii) 2,463 shares owned of record by Lion Investments Limited, (iv) 7,500 shares owned of record by Westpool Investment Trust PLC and (v) 28,340 shares owned of record by WPG Corporate Development Associates V (Overseas), L.P. ("Overseas V"). The general partner of Development V is WPG Private Equity Partners II, LLC ("Equity Partners II") and the general partners of Overseas V are WPG Private Equity Partners II (Overseas), LLC ("Equity Partners Overseas") and WPG CDA V (Overseas), Ltd. ("WPG CDA V"). Wesley W. Lang, Jr. is the Managing Principal of Equity Partners II and a director of Equity Partners Overseas and as such he may be deemed to beneficially own and share the power to vote or dispose of the NAC Common Stock held by Development V and Overseas
     V. Mr. Lang disclaims the beneficial ownership of such NAC Common Stock.

          (3) Excludes 15,017 shares of NAC Common Stock issuable to Mr. Kaufman upon exercise of options that are not exercisable within 60 days. See "Management--Management Performance Option Plan."

          (4) Excludes 19,221 shares of NAC Common Stock issuable to Mr. Kranz upon exercise of Options that are not exercisable within 60 days. See "Management--Management Performance Option Plan."

          (5) Includes (i) 1,000 shares owned of record by Avalon Investment Partners, LLC ("Avalon"), of which Mr. Weiss is a member and (ii) 14,416 shares of NAC Common Stock issuable to Avalon upon exercise of Class I Options, which are presently exercisable. Excludes 4,805 shares of NAC Common Stock issuable to Avalon upon exercise of Class II Options that are not exercisable within 60 days. See "-- Certain Transactions--Avalon Option Agreement."

          (6) Excludes 19,211 shares of NAC Common Stock issuable to Mr. Lord upon exercise of options that are not exercisable within 60 days. See "Management--Management Performance Option Plan."

          (7) Excludes 3,604 shares of NAC Common Stock issuable to Mr. Schubert upon exercise of options that are not exercisable within 60 days. See "Management--Management Performance Option Plan."

          (8) Excludes 55,260 shares of NAC Common Stock issuable upon exercise of options that are not exercisable within 60 days.

     During the first quarter of 2000, the Company received an additional equity investment of $3.0 million from Centre Partners Group and $3.0 million from Weiss, Peck & Greer to fund the working capital requirements associated with expanding the business,



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Stockholders' Agreement. Effective concurrent with the consummation of the Merger, each investor in common stock of NAC entered into a stockholders' agreement (the "Stockholders' Agreement"). The Stockholders' Agreement, among other things, provides for: (i) the reimbursement of Centre Partners and WPG for all reasonable expenses incurred by them in connection with the Transactions;
(ii) limits on the ability of stockholders to, directly or indirectly, acquire beneficial ownerships of certain competitors of the Company; (iii) limits on the ability of stockholders to amend NAC's bylaws without certain approval of the Board of Directors; (iv) requirements that NAC solicit offers from third parties to engage in acquisitions of NAC's stock or assets following the fourth anniversary of the consummation date of the Merger (see "Risk Factors--Change of Control"); (v) limits on the ability of stockholders to transfer any shares of NAC's common stock without the approval of its Board of Directors, including the granting to NAC, in the first instance, and Centre Partners and WPG, in the second instance, of options to purchase shares in the event a stockholder seeks to transfer such common stock to certain proposed transferees; (vi) repurchase rights of NAC for shares of NAC common stock held by members of management in the event of their termination or shares held by insolvent stockholders; (vii) requirements regarding the delivery of operating budgets, financial statements and other information to the stockholders and inspection rights with respect to Centre Partners and WPG; and (viii) certain non-disclosure obligations with respect to confidential information. The Stockholders' Agreement also required these Board-approved provisions to be set forth in the Company's charter and bylaws. All parties to the Stockholders' Agreement also agree to take all action within their respective power to cause the Board of Directors of NAC to at all times be comprised of three designees of each of Centre Partners, WPG and the majority of directors then in office; provided, however, that the initial three designees of the Board were designated by a majority of the Class A Directors and Class B Directors. The right of each of Centre Partners and WPG to designate three directors shall be reduced to two designees in the event that their respective ownership (as calculated therein) falls below 20%, further reduced to one designee if such ownership falls below 10%, and terminated if such ownership is less than 2% of the outstanding NAC common stock. The Stockholders' Agreement also requires the presence of at least one Class A Director and one Class B Director in order for there to be a quorum present at a meeting of the Board of Directors. The Stockholders' Agreement also provides for the selection of a Chairman of the Board and a Vice-Chairman of the Board from the designees of each of Centre Partners and WPG for rotating 12-month terms. The Stockholders' Agreement requires the approval of a majority of the Board, which majority must include at least one Class A Director and one Class B Director, to take certain actions, including without limitation, approval of the annual operating budgets of NAC and its subsidiaries, including the Company, making or committing to make capital expenditures or asset acquisitions which individually exceed $0.5 million or in the aggregate exceed $1.0 million, incur indebtedness in excess of $1.0 million, create liens or security interests on any asset of NAC or its subsidiaries other than in the ordinary course of business and settle claims or litigation for amounts in excess of $0.5 million. In connection with the Stockholders' Agreement, the stockholders also executed a registration rights agreement, which provides for demand and incidental (or "piggyback") registration rights.

     Avalon Fee Agreement. In connection with services rendered in connection with the Transaction, the Company (i) paid Avalon an investment banking fee of $750,000 less its investment of $100,000, (ii) granted options to Avalon pursuant to a separate option agreement and (iii) will pay the representative of Avalon who serves as a director pursuant to the Stockholders' Agreement an annual retainer for such period as such person serves as a director. Avalon Option Agreement. In connection with the Merger, on December 31, 1997 NAC and Avalon entered into the Avalon Option Agreement (the "Avalon Option Agreement"). Pursuant to the Avalon Option Agreement, NAC granted to Avalon Class I Options to acquire 14,416 shares of NAC common stock and Class II Options to acquire 4,805 shares of NAC common stock, each for a purchase price of $100.00 per share.

     Class I Options vested fully and became exercisable upon the closing date of the Merger. The Class I Options will expire on December 31, 2005. Class II Options vest fully upon the closing date of the Merger and become exercisable once certain stockholders have achieved a certain internal rate of return on their investment. The Class II Options will expire on December 31, 2008.

     Jerrold Kaufman Loans. Mr. Kaufman received two loans (the "Loans") on December 31, 1997 (the "Loan Date") from the Company in the amount of $95,000 (the "2002 Loan") and in the amount of $5,000 (the "1998 Loan"). The 1998 Loan has been paid in full. Interest on the 2002 Loan accrues on the unpaid principal balance at the prime or corporate rate of interest per annum published on the Loan Date by Citibank, N.A., and resets annually thereafter to the prime or corporate rate at each anniversary of the Loan Date. The 2002 Loan is secured by a pledge by Mr. Kaufman of certain collateral (the "Pledged Collateral") and the grant of a security interest in the Pledged Collateral.

     The 2002 Loan will become due and payable upon the earliest to occur of (i) any sale or transfer of the Pledged Collateral; (ii) within sixty (60) days after the termination of employment of Mr. Kaufman due to his resignation or for cause; and (iii) the dissolution or liquidation of Mr. Kaufman. In addition, the Loans are subject to various voluntary and required prepayment provisions.

     Loren Kranz Loans. Mr. Kranz received two loans (the "Loans") on December 31, 1997 (the "Loan Date") from the Company in the amount of $45,000 (the "2002 Loan") and in the amount of $55,000 (the "1998 Loan"). The 1998 Loan has been paid in full. Interest on the 2002 Loan accrues on the unpaid principal balance at the prime or corporate rate of interest per annum published on the Loan Date by Citibank, N.A., and resets annually thereafter to the prime or corporate rate at each anniversary of the Loan Date. The 2002 Loan is secured by a pledge by Mr. Kranz of certain collateral (the "Pledged Collateral") and the grant of a security interest in the Pledged Collateral.

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

(a)  List of Financial Statements and Financial Statement Schedule.

     The following consolidated financial statements of Nationwide Credit, Inc. and subsidiaries are included herein commencing on page F- 1:


     Financial Statements:

     Reports of Independent Public Accountants for the years ended December 31, 1999 and 1998

     Report of Independent  Public  Accountants  for the year ended December 31,
     1997

     Consolidated Statements of Operations for each of the three years ended December 31, 1999

     Consolidated Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Stockholder's Equity for each of the three years in the period ended December 31, 1999

     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

     Notes to Consolidated Financial Statements

     Schedule II - Valuation of Qualifying Accounts

(b)  Exhibits:

2.1 Agreement and Plan of Merger, dated as of December 31, 1997, among NCI Acquisition Corporation, NCI Merger Corporation, the Registrant, First Financial Management Corporation and First Data Corporation. (1)
2.2 Amendment to Agreement and Plan of Merger, dated as of August 27, 1998, among NCI Acquisition Corporation, NCI Merger Corporation, the Registrant, First Financial Management Corporation and First Data Corporation. (2)
3.1   Certificate of Incorporation of the Registrant.  (1)
3.2   Bylaws of the  Registrant.  (1)
4.1 Series A and Series B 10 1/4% Senior Notes due 2008 Indenture, dated as of January 28, 1998, between the Registrant and State Street Bank and Trust Company, as Trustee. (1)
4.2   Form of Note  (included  in Exhibit 4.1,  Exhibit  A-1). (1)
4.3 A/B Exchange Registration Rights Agreement, dated as of January 28, 1998, by and among the Registrant and Lehman Brothers Inc. (1)
10.1 Credit Agreement, dated as of January 28, 1998, among NCI Acquisition Corporation, the Registrant, the Several Lenders from time to time parties thereto, Lehman Brothers Inc., Lehman Commercial Paper Inc., Fleet Capital Corporation and BHF-Bank
      Aktiengesellschaft.  (1)
10.2 Purchase Agreement, dated as of January 23, 1998, by and between the Registrant and Lehman Brothers Inc. (1)
10.3  NCI Acquisition Corporation 1997  Management   Performance
      Option  Plan.  (1)
10.4  Stock  Option Agreement,  dated as of December  31,  1997,  between
      NCI Acquisition Corporation and Jerry Kaufman. (1)
10.5  Stock Option Agreement, dated as of December 31, 1997,  between
      NCI Acquisition Corporation and Loren Kranz.  (1)
10.6  Stock  Option  Agreement,  dated  as of May 18,  1998, between
      NCI  Acquisition Corporation and Michael Lord. (1)
10.7  Stock Option  Agreement,   dated  as  of  December  31,  1997,  between
      NCI Acquisition  Corporation and Greg Schubert.  (1)
10.8  Stock  Option Agreement,  dated as of December  31,  1997,  between
      NCI  Acquisition Corporation  and Avalon  Investment  Partners,  LLC. (1)
10.9  Employment Agreement,  dated  as  of  December  31,  1997,  by and  between  the Registrant and Jerry Kaufman. (1)
10.10 Employment  Agreement,  dated as of December 31, 1997, by and between the Registrant and Loren Kranz. (1)
10.11 Employment  Agreement,  dated as of May 18, 1998, by and between the Registrant and Michael Lord. (1)
10.12 Employment Agreement, dated as of December 31,  1997,  by and between the Registrant and Gregory Schubert.  (1)
10.13 Stockholders' Agreement, dated as of December 31, 1997, by and among NCI Acquisition Corporation, the State Board of Administration of Florida, Centre Capital Investors II, L.P., Centre Capital Tax Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P., Centre Parallel Management Partners, L.P., Centre Partners Coinvestment, L.P., WPG Corporate Development Associates V, L.P., WPG Corporate Development Associates V (Overseas), L.P., Weber Family Trust, Lion Investments Limited, Westpool Investment Trust plc, Avalon Investment Partners LLC, Jerrold Kaufman, Loren Kranz, Gregory Schubert
      and Kevin Henry.  (1)
10.14 Form of Guarantee and Collateral Agreement relation to Credit Agreement, dated as of January 28, 1998. (3)
10.15 Amendment,  dated as of August 7, 1998, to Credit  Agreement, dated as of January 28, 1998. (3)
10.16 Amendment, dated as of March 7, 1999, to Credit Agreement, dated as of January 28, 1998. (4)
10.17 Amendment,  dated as of August 13, 1999, to Credit agreement, dated as of January 28, 1998. (5)
10.18 Amendment to Employment Agreement, dated February 8, 2000, by and between the Company and Jerry Kaufman. (6)
10.19 Amendment to Stock Option Agreement, dated as of February 8, 2000, between NCI Acquisition Corporation and Jerry Kaufman. (6)
10.20 Amendment to Employment Agreement, dated November 15, 1999, by and between the Company and Loren Kranz. (6)
10.21 Amendment to Employment Agreement, dated November 15, 1999, by and between the Company and Michael Lord. (6)
10.22 Stock Option Agreement, dated as of November 15, 1999, between NCI Acquisition Corporation and Michael Lord. (6)
10.23 Stock Option Agreement, dated as of March 6, 1999, between NCI Acquisition Corporation and Kevin Henry. (6)
12    Statement of Computation of Earnings to Fixed Charges.  (6)
21    Subsidiaries of the Registrant.  (1)
24    Power  of  Attorney  (see  signature  page).  (1)
25 Statement of Eligibility and Qualification of State Street Bank and Trust Company, as Trustee under the Indenture filed as Exhibit 4.1. (1)
27    Financial Data Schedule.  (6)

-------
(1) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-57429), filed with the Securities and Exchange Commission on June 22, 1998.
(2) Incorporated by reference to the Company's Registration Statement on Form S-4, Amendment No. 1, (Registration No. 333-57429), filed with the Securities and Exchange Commission on September 2, 1998.
(3) Incorporated by reference to the Company's Registration Statement on Form S-4, Amendment No. 2, (Registration No. 333-57429), filed with
    the  Securities  and  Exchange   Commission  on  October  7,  1998.
(4) Incorporated by reference to the Company's Form 10-K/A, (Registration No. 333-57429), filed with the Securities and Exchange Commission on April 4, 1999.
(5) Incorporated by reference to the Company's Form 10-Q,
    (Registration No. 333-57249), filed with the Securities and Exchange Commission on November 1, 1999.
(6) Filed herewith.


 (c)     Reports on Form 8-K:  None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE CREDIT, INC.

     Date: March 24, 2000              By:   /s/ Loren F. Kranz
                                             ------------------

                                            Loren F. Kranz
                                            Co-Chief Executive Officer

                                            /s/ Michael Lord

                                            Michael Lord
                                            Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                 Title                        Date


/s/   Loren F. Kranz            Co-Chief Executive Officer        March 24, 2000
---------------------------
      Loren F. Kranz

/s/   Michael Lord              Co-Chief Executive Officer        March 24, 2000
---------------------------
      Michael Lord

/s/   Jerrold Kaufman           Vice Chairman of the Board        March 24, 2000
---------------------------       of Directors and Director
      Jerrold Kaufman

/s/   David B. Golub            Chairman of the Board of          March 24, 2000
---------------------------       Directors and Director
      David B. Golub

/s/   Wesley W. Lang, Jr.       Vice Chairman of the Board        March 24, 2000
---------------------------       of Directors and Director
      Wesley W. Lang, Jr.

/s/   Lester Pollack            Director                          March 24, 2000
---------------------------
      Lester Pollack

/s/   Jeffrey A. Weiss          Director                          March 24, 2000
---------------------------
      Jeffrey A. Weiss

/s/   Craig S. Whiting          Director                          March 24, 2000
---------------------------
      Craig S. Whiting

/s/   Paul J. Zepf              Director                          March 24, 2000
---------------------------
      Paul J. Zepf

/s/   Thomas C. Ridenour        Senior Vice President             March 24, 2000
---------------------------       and Chied Financial Officer
      Thomas C. Ridenour

                             NATIONWIDE CREDIT, INC.

                        Consolidated Financial Statements

                           As of December 31, 1999 and
                   1998 And for each of the three years in the
                         period ended December 31, 1999


                                    Contents


Reports of Independent Public Accountants................................   F-1

Consolidated Financial Statements

Consolidated Balance Sheets..............................................   F-3
Consolidated Statements of Operations....................................   F-5
Consolidated Statements of Stockholder's Equity .........................   F-6
Consolidated Statements of Cash Flows ...................................   F-7
Notes to Consolidated Financial Statements ..............................   F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholder of Nationwide Credit Inc.

     We have audited the accompanying consolidated balance sheets of NATIONWIDE CREDIT, INC. (a Georgia Corporation - Note 1) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholder's equity, and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated balance sheet of Nationwide Credit, Inc. as of December 31, 1997 and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended were audited by other auditors whose report dated March 31, 1998 expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationwide Credit, Inc. as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 25, 2000

                         Report of Independent Auditors



The Board of Directors and Stockholder of Nationwide Credit, Inc.:

We have audited the accompanying consolidated statements of income, stockholder's equity, and cash flows of Nationwide Credit, Inc. for the year ended December 31, 1997. Our audit also included the financial statement schedule, for the year ended December 31,1997, listed in the accompanying Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Nationwide Credit, Inc. for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          ERNST & YOUNG LLP

       Atlanta, Georgia
       March 31, 1998

                             NATIONWIDE CREDIT, INC.
                 (Successor to Nationwide Credit, Inc. - Note 1)
                           Consolidated Balance Sheets
                          (Dollar amounts in thousands)


                                                                                December 31,
                                                                           1999               1998
                                                                    ------------------- -----------------
          Assets
          Current assets:
          Cash and cash equivalents                                           $   --              $3,201
          Cash held for clients                                                 1,090              2,279
          Accounts receivable, net of allowance of $351
              and $951, respectively                                           18,209             12,885
          Prepaid expenses and other current assets                             3,709              1,208
                                                                    ------------------- -----------------
          Total current assets                                                 23,008             19,573

          Property and equipment, less accumulated
              depreciation of $8,946 and $4,575, respectively
              (Note 5)                                                         14,852              9,859
          Goodwill, less accumulated amortization of $7,058
               and $3,763, respectively (Note 13)                              98,812            102,107
          Other intangible assets, less accumulated amortization
                of $17,412 and $15,978, respectively                            2,867              4,301
          Deferred financing costs, less accumulated
               amortization of $2,811 and $2,288, respectively                  4,063              4,238
          Other assets                                                             82                237
                                                                    =================== =================
          Total assets                                                       $143,684           $140,315
                                                                    =================== =================


          The accompanying notes are an integral part of these consolidated balance sheets.




                                                        NATIONWIDE CREDIT, INC.
                                            (Successor to Nationwide Credit, Inc. - Note 1)
                                                      Consolidated Balance Sheets
                                                     (Dollar amounts in thousands)
                                                              -Continued-



                                                                                December 31,
                                                                           1999               1998
                                                                    ------------------- -----------------

          Liabilities and stockholder's equity Liabilities:
          Collections due to clients                                        $   1,090         $   2,279
          Accrued compensation                                                  4,557             4,201
          Accounts payable                                                      6,468             1,870
          Accrued severance and office closure costs,
               current (Note 3)                                                 1,139             1,845
          Other accrued liabilities                                             6,525             5,273
          Deferred revenue                                                        500                --
          Current portion of capital leases (Note 5)                              293                --
          Current maturities of long-term debt (Note 6)                           810               250
                                                                    ------------------- -----------------
          Total current liabilities                                            21,382            15,718

          Accrued severance and office closure costs,
                long-term (Note 3)                                                843             2,400

          Capital lease obligations, less current portion
               (Note 5)                                                           359                --

          Long-term debt, less current maturities (Note 6)                    121,308           118,500
                                                                    ------------------- -----------------

          Total liabilities                                                   143,892           136,618

          Commitments and contingencies (Notes 3, 6, 7, 9, 10,
                12, 13, and 14)

          Stockholder's equity:
            Common stock - $.01 par value
               Authorized - 10,000 shares
               Issued and outstanding - 1,000 shares                               --                --
            Additional paid in capital                                         43,465            39,465
            Accumulated deficit                                               (43,533)          (35,628)
            Notes receivable - officers                                          (140)             (140)
                                                                    ------------------- -----------------
            Total stockholder's equity (Note 4)                                  (208)            3,697
                                                                    =================== =================

          Total liabilities and stockholder's equity                         $143,684          $140,315
                                                                    =================== =================


          The accompanying notes are an integral part of these consolidated balance sheets.




                                                        NATIONWIDE CREDIT, INC.
                                            (Successor to Nationwide Credit, Inc. - Note 1)
                                                 Consolidated Statements of Operations
                                                     (Dollar amounts in thousands)

                                                                    Year ended December 31,
                                                          -----------------------------------------------
                                                               1999            1998           1997
                                                                   The Company             Predecessor
                                                          ------------------------------ ----------------

         Revenue                                               $112,658      $102,797           $119,013

         Expenses:
         Salaries and benefits (Note 12)                         75,029        64,825             66,376
         Telecommunication                                        4,378         4,960              6,236
         Occupancy  (Note 9)                                      4,757         4,212              5,014
         Other operating and administrative                      12,956        14,249             22,516
         Depreciation and amortization (Note 5)                   9,875        24,315             14,364
         Provision for employee severance, office
             closure and other unusual costs (Note 3)               622         1,563                679
         Goodwill write-off (Note 13)                                --        10,100                 --
         Overhead charges from First
             Data Corporation  (Note 4)                              --            --              1,190
                                                          ---------------- ------------- ----------------
         Total expenses                                         107,617       124,224            116,375

         Operating income (loss)                                  5,041       (21,427)             2,638
         Interest expense (Note 6)                               12,946        13,418                122
                                                          ---------------- ------------- ----------------

         (Loss) income before income taxes                       (7,905)      (34,845)             2,516
                                                          ---------------- ------------- ----------------
         Provision for income taxes (Note 11)                        --            --              2,423
         (Loss) income before extraordinary item                 (7,905)      (34,845)                93
                                                          ---------------- ------------- ----------------
         Extraordinary loss on debt extinguishment                   --           783                 --
            (Note 6)                                      ---------------- ------------- ----------------

         Net (loss) income                                     $ (7,905)    $ (35,628)            $   93
                                                          ================ ============= ================


               The accompanying notes are an integral part of these consolidated statements.



                                                        NATIONWIDE CREDIT, INC.
                                            (Successor to Nationwide Credit, Inc. - Note 1)
                                            Consolidated Statements of Stockholder's Equity
                                                     (Dollar amounts in thousands)
                                                                            Retained
                                                               Additional   Earnings                     Other
                                              Common Stock      Paid-In    (Accumulated   Notes Rec.  Comprehensive
                                            Shares    Amount    Capital      Deficit)     Officers       Income          Total
                                           -----------------  ----------- ------------ ------------  -------------- --------------

Balance at December 31, 1996, Predecessor    1,000      $ --    $ 41,506    $ 22,682      $    --      $ (501)     $ 63,687
Net income                                      --        --          --          93           --          --           --
Pension adjustment                              --        --          --          --           --          99           --
Total comprehensive income                      --        --          --          --           --          --           192
                                          --------- --------- ----------- ------------ ------------ -------------- --------------
Balance at December 31, 1997, Predecessor    1,000        --      41,506      22,775           --        (402)       63,879
                                          ========= ========= =========== ============ ============ ============== ==============
Initial capitalization January 1, 1998       1,000        --      39,465          --          140)         --        39,325
Net loss                                        --        --          --     (35,628)          --          --       (35,628)
                                          --------- --------- ----------- ------------ ------------ -------------- --------------
Balance at December 31, 1998, The Company    1,000        --      39,465     (35,628)        (140)         --         3,697
                                          ========= ========= =========== ============ ============ ============== ==============
Net loss                                        --        --          --      (7,905)          --          --        (7,905)
Capital contribution                            --        --       4,000          --           --          --         4,000
                                          --------- --------- ----------- ------------ ------------ -------------- --------------
Balance at December 31, 1999, The Company    1,000      $ --    $ 43,465    $(43,533)      $ (140)    $    --      $   (208)
                                          ========= ========= =========== ============ ============ ============== ==============


               The accompanying notes are an integral part of these consolidated statements.



                                                        NATIONWIDE CREDIT, INC.
                                            (Successor to Nationwide Credit, Inc. - Note 1)
                                                 Consolidated Statements of Cash Flows
                                                     (Dollar amounts in thousands)

                                                                                         Year ended December 31,
                                                                         ------------------------------------------------------
                                                                               1999              1998               1997
                                                                                     The Company                 Predecessor
                                                                         ------------------------------------------------------

       Operating activities
       Net (loss) income                                                        $ (7,905)         $ (35,628)      $     93
       Adjustments to reconcile net (loss) income to net cash
           (used in) provided by operating activities:
           Depreciation and amortization                                          10,661             25,821         14,364
           Goodwill write-off                                                         --             10,100             --
           Extraordinary loss on debt extinguishment                                  --                783             --
           Other non-cash charges                                                   (936)             1,563          1,842
           Deferred tax provision                                                     --                 --            218
       Changes in operating assets and liabilities, net of acquisition:
           Accounts receivable                                                    (4,849)              (664)        (2,862)
           Prepaid expenses and other assets                                      (2,609)              (312)            48
           Accrued compensation                                                      356              1,236           (857)
           Intercompany trade payables                                                --                 --            966
           Accounts payable and other accrued liabilities                          4,754              1,124            812
                                                                         ----------------- ------------------- ----------------
       Net cash (used in) provided by operating activities                          (528)             4,023         14,624

       Investing activities
       Acquisitions, net of cash acquired                                             --           (149,512)       (24,161)
       Purchases of property and equipment                                        (9,359)            (3,897)        (5,465)
                                                                         ----------------- ------------------- ----------------
       Net cash used in investing activities                                      (9,359)          (153,409)       (29,626)

       Financing activities
       Proceeds from acquisition facilities                                           --            125,000             --
       Repayment of acquisition facilities                                            --           (125,000)            --
       Capital contribution                                                        4,000             38,975             --
       Proceeds from long-term debt                                                3,637            125,000             --
       Repayment of long-term debt                                                  (269)            (6,250)        (1,500)
       Payments on capital lease obligations                                        (334)                --             --
       Proceeds from short-term debt                                               2,500                 --             --
       Repayment of short-term debt                                               (2,500)                --             --
       Debt issuance and acquisition costs                                          (348)            (6,526)            --
       Change in due from First Data Corporation                                     --                  --         13,781
                                                                         ----------------- ------------------- ----------------
       Net cash provided by  financing activities                                  6,686            151,199         12,281
       (Decrease) increase in cash and cash equivalents                           (3,201)             1,813         (2,721)
                                                                         ----------------- ------------------- ----------------
       Cash and cash equivalents at beginning of year                              3,201              1,388          4,109
                                                                         ----------------- ------------------- ----------------
       Cash and cash equivalents at end of year                                  $   --           $   3,201       $  1,388
                                                                         ================= =================== ================
       Supplemental cash flow information
       Cash paid for interest                                                   $ 12,334          $   7,379       $     --
       Fixed assets acquired under capital lease obligations                         986                 --             --
                                                                         ================= =================== ================



               The accompanying notes are an integral part of these consolidated statements.

                             NATIONWIDE CREDIT, INC.
                 (SUCCESSOR TO NATIONWIDE CREDIT, INC. - NOTE 1)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1999, 1998 and 1997

1. Organization and Basis of Presentation

     On December 31, 1997, NCI Acquisition Corporation (the "Buyer"), NCI Merger Corporation ("Merger Sub"), Nationwide Credit, Inc., a Georgia Corporation (the "Company"), First Data Corporation (the "Seller" or "First Data") and its wholly owned subsidiary, First Financial Management Corporation ("FFMC"), entered into an agreement and Plan of merger (the "Merger Agreement") pursuant to which Merger Sub merged with and into the Company, with the Company as surviving corporation and a wholly owned subsidiary of the Buyer (the "Transaction"). The Transaction was accounted for under the purchase method of accounting with the consideration and related fees of the acquisition allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. After purchase price adjustments, the merger consideration consisted of $147.3 million in cash (before transaction costs of $2.6 million). The excess of the cost over the fair value of net assets acquired ("goodwill") of $116.0 million is being amortized on a straight-line basis over 30 years. Other identifiable intangible assets are primarily comprised of the fair value of existing account placements acquired of $14.5 million and non-compete agreements of $5.7 million, which are being amortized over one and four years, respectively. During 1998, the Company made adjustments to increase goodwill by $2.6 million as a result of finalizing the fair value of acquired assets and assumed liabilities. In December 1998, the Company wrote off $10.1 million of goodwill (Note 13). As a result of the acquisition of the Company and in connection with the implementation of an operating improvement plan, the Company accrued estimated costs of approximately $4.0 million in 1998 associated with closing certain offices and branches ($2.3 million), severance payments to employees ($0.8 million), and relocation costs ($0.9 million). Specifically, the company closed or reduced branches which were not operating at full capacity, or whose operations could be consolidated with other branches. The remaining accrued office closure and employee severance cost balance ($0.8 million) mainly represents the estimated future costs of closing offices and relocating the corporate offices (see Note 3).

     The acquisition and related fees were initially financed through borrowings of $125.0 million against a $133.0 million senior credit facility (the "Acquisition Facilities") and a contribution of $40.4 million of equity capital (before related fees of $1.4 million).

     The accompanying financial statements for 1997 reflect the Predecessor's historical financial position and results of operations prior to the consummation of the Transaction. References herein to "Predecessor" refer to financial results prior to the Transaction.

     The Company is among the largest  independent  providers of contingent  fee services in the United States and offers a full range of contingent fee collection services to consumer credit grantors. The Company utilizes sophisticated management information systems to leverage its experience with locating, contacting and effecting payment from delinquent account holders. With 17 call centers in 12 states and approximately 2,400 employees, the Company has the ability to service a large volume of accounts with national coverage.

     In addition to traditional contingent fee services, the Company has developed pre-chargeoff programs. In these programs, the Company receives accounts from credit grantors before chargeoff and earns a fixed fee per account rather than a percentage of realized collections. With its operational expertise in managing receivables, the Company offers credit grantors a variety of pre-chargeoff outsourcing options including (i) staff augmentation, (ii) inbound and outbound calling programs, (iii) skiptracing, and (iv) total outsourcing. Account follow-up is an extension of the client's existing procedures utilizing experienced customer service collection personnel to fully collect balances of delinquent accounts. The Company believes that outsourcing these services allows credit grantors to reduce collections costs while also achieving lower delinquencies, improved customer retention and reduced chargeoffs.

2. Summary of Significant Accounting Policies


Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash held for clients, representing collections not yet remitted to clients, is not considered a cash equivalent.


Prepaid Expenses

     In 1999, the Company revised its estimate regarding the recovery of prepaid court costs. The Company significantly increased the volume of legal placements in 1999. The data accumulated over 1998 and 1999 allowed management to understand that prepaid court costs were generally recovered over a 24-month period and not over a year as previously estimated. As a result, the Company decided to change the amortization period of prepaid court costs from 12 to 24 months for court costs incurred since January 1, 1999 in order to properly match revenue and expenses. This change is treated in the 1999 financial statements as a change in accounting estimate. The effect of this change in 1999 was to decrease operating expenses and increase net income by approximately $0.8 million.

      In 1999, the Company paid $1.2 million representing payments made to clients on certain account placements. These payments are being amortized over the estimated life of the portfolio, as management estimates that it will correspond to the period over which revenue will be generated on these accounts. Under the terms of these agreements, the Company has the right to retain 100% of the collections up to a contractually specified limit. Collections above this liquidation limit are shared with the client.


Property and Equipment

     Property and equipment are recorded at cost. Depreciation expense is calculated over the estimated useful lives of the related assets (three to ten years) using the straight-line method for financial reporting purposes. Leasehold improvements are amortized over the shorter of the term of the underlying lease or five years.



Goodwill and Other Intangible Assets

     Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets acquired and is being amortized using the straight-line method over 30 years. At December 31, 1999 and 1998, the Company had goodwill of $98.8 million and $102.1 million, respectively. Other intangible assets consist primarily of non-compete agreements and the value of existing placements related to these acquisitions. These costs are amortized on a straight-line basis over the length of the agreement or benefit period, ranging from one to four years. Goodwill and other intangible assets are periodically reviewed for impairment. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis (see Note 13).

     The Predecessor's goodwill is amortized on a straight-line basis over 25 to 40 years. Other intangible assets are amortized on a straight-line basis over the length of the agreement or benefit period, ranging from 5 to 25 years.


Revenue Recognition

     The Company generates substantially all of its revenue from contingency fees which are a percentage of debtor collections. Revenue is recognized upon collection of funds on behalf of clients. Revenues that are not contingency fee based are recognized as the services are performed. Revenues are adjusted for the effect of short-pays and insufficient funds ("NSF"). At December 31, 1999, the reserve recorded in accounts receivable for short-pays and NSF was $49 thousand and $302 thousand, respectively.

Income Taxes

     The Company accounts for income taxes under the liability method required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", whereby deferred income taxes reflect the net tax effects of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements.

     The Company has not recorded any tax benefit on its loss before income taxes for 1999 and 1998 due to the uncertainty of the realization of such benefits (see Note 11).

     The Predecessor's taxable income for the year 1997 is included in the consolidated U. S. federal income tax return of First Data. The Predecessor's provision for income taxes was determined as if the Company were a separate tax-paying entity, and income taxes payable were included in the Payable to First Data account.


Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. However in the opinion of management, such variances should not be material.


Recent Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP No. 98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company adopted SOP No. 98-1 on January 1, 1999.

     In April 1998, the AICPA issued SOP No. 98-5, "Reporting the Costs of Start-Up Activities." The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 are written-off and any future start-up costs are expensed as incurred. The Company had not capitalized start-up costs in 1998, and was therefore not affected by SOP No. 98-5 in 1999.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FASB") No. 133 "Accounting for Derivative and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 2000, as amended by FASB No. 137. Management is evaluating the impact of SFAS No. 133 on the Company's future earnings and financial position, but does not expect it to be material.

3. Provision for Office Closure, Employee Severance and Other Unusual Costs

     In 1998, the Company accrued approximately $4.0 million associated with closing of certain offices and branches, severance payments to employees and relocation costs in connection with the implementation of an operating improvement plan, as discussed in Note 1. In December 1998, the Company decided to relocate its corporate offices and recorded a charge of $1.6 million which related to future rent obligations under the existing lease offset by estimated sublease income less broker commissions. The corporate offices were relocated in August 1999 and branches that were not operating at full capacity were reduced or were consolidated with other branches. In 1999, the Company incurred $1.1 million of other unusual costs related to a potential name change and development of a marketing and strategic plan related to a repositioning of the Company in the marketplace. In addition, the Company refined its estimates and reduced the provision for office closure by $0.5 million as a result of the Company experiencing more favorable sub-leasing results.

     The charges associated with the corporate relocation and the operating improvement plan are as follows (in thousands):



                                                 Employee                       Office            Other
                                                Severance      Relocation       Closure       Unusual Costs       Total
                                              --------------- -------------- -------------- ---------------- ------------
Accrued costs as of January 1, 1998              $  800         $  900         $   2,300       $    --         $ 4,000
Additions made to the accrued costs                  --             --             1,563            --           1,563
Amounts charged against the provision              (192)          (502)             (624)           --          (1,318)
                                              --------------- -------------- -------------- ---------------- ------------
Accrued costs as of December 31, 1998               608            398             3,239            --           4,245
Re-estimation of the accrued costs                   --             --              (469)         1,091            622
Amounts charged against the provision              (251)          (215)           (1,328)        (1,091)        (2,885)
Reclassifications                                  (357)          (183)              540            --             --
                                              --------------- -------------- -------------- ---------------- ------------
Accrued costs as of December 31, 1999            $   --         $   --         $   1,982       $    --         $ 1,982
                                              =============== ============== ============== ================ ============


4. Related Party Transactions

      The Company has notes receivables from two officers totaling $140 thousand as of December 31, 1999 and 1998. These notes mature in 2002 and bear interest at the prime or corporate rate of interest per annum published on December 31, 1997, by Citibank, N.A., which is reset annually thereafter to the prime or corporate rate at each anniversary date. These notes are secured by a pledge of certain collateral of the two officers.

     During 1997, the Predecessor had various transactions with First Data and its affiliates. These transactions can be generally classified into the following categories:

o Trade activities--the Predecessor derived revenue for collection activities on behalf of First Data affiliates and incurred expenses from First Data affiliates for such services as obtaining address information and document imaging. The following summarizes the Predecessor's trade transactions with First Data and affiliates (in thousands):

                                                       Year ended
                                                     December 31, 1997
                                                       Predecessor
                                                   -------------------
                             Trade revenue               $ 347
                             Trade expenses              1,771


o    Allocation  of  general  and  administrative   costs--this  was  a  general
     allocation of First Data corporate overhead based on 1% of the Predecessor's revenue. Functions provided by First Data corporate included administration of employee benefit programs, internal audit, financial systems licensing and processing, taxes and other support services.

o Direct charges--certain programs and activities, administered by First Data on a consolidated basis were employee benefit plans, group and other insurance programs and certain vendor agreements that were negotiated by First Data on an enterprise wide basis. The costs of these programs and activities were specifically identifiable to each participating business unit and, for this reason, the costs were not included in the table above.

     Management believes that the overall amount of charges to and from First Data were reasonable and that, except as described below, the accompanying financial statements reflect all of the Predecessor's costs of doing business. Management further believes that the incremental general and administrative costs that would have resulted from the Predecessor being a stand-alone entity would not have exceeded the 1% of revenue charge from First Data.

     First  Data  did  not  have  any  specific   indebtedness  related  to  the
Predecessor and the accompanying financial statements do not reflect any allocations of First Data interest expense. There were no formal financing arrangements with First Data. However, cash not necessary for the Predecessor's near term operating requirements was remitted to First Data which, in turn, funded the Predecessor's operating, investing and financing activities as required. Accordingly, the net change in the payable to First Data balance was reflected as a financing activity in the accompanying statement of cash flows. The average balance in the payable to First Data balance was $104.4 million for the year ended December 31, 1997.

5. Property and Equipment

     The following table summarizes the Company's property and equipment (in thousands):

                                                 -------------- --------------
                                                     1999           1998
                                                 -------------- --------------

         Computer equipment                        $17,633        $ 10,444
         Furniture and equipment                     4,518           2,222
         Leasehold improvements                      1,647           1,768
                                                 -------------- --------------
                                                    23,798          14,434
         Accumulated depreciation                   (8,946)         (4,575)
                                                 -------------- --------------
                                                   $14,852         $ 9,859
                                                 ============== ==============


     During 1999, the Company entered into several capital lease agreements to finance computer and other equipment, for a total amount of $986 thousand. These agreements expire on various dates through 2002. Future minimum lease payments as of December 31, 1999 total approximately $678 thousand, including interest of approximately $26 thousand and are payable as follows (in thousands):

                           2000    $   311
                           2001        280
                           2002         87
                                   =========
                                   $   678
                                   =========


      The net carrying value of the related equipment at December 31, 1999 is approximately $655 thousand. Amortization of assets acquired under capital lease obligations is included in depreciation expense.

6. Long-Term Debt

     In January 1998, the Company implemented a financing plan which included the issuance of $100 million 10.25% Senior Notes due 2008 in a private placement (the "Offering"). The Company exchanged these notes for $100 million 10.25% Series A Senior Notes due 2008 which were registered under the Securities Act of 1933. In connection with the Offering, all amounts outstanding under the Acquisition Facilities were repaid utilizing proceeds of the Offering and the Term Loan. Financing costs incurred under the Acquisition Facilities were written-off, resulting in an extraordinary loss on debt extinguishment of $793 thousand.

     As part of the financing plan, the Company also entered into a credit agreement (the "Credit Agreement") which provides for (i) a seven-year term loan facility, as amended, in the amount of $25.0 million (the "Term Loan"), and (ii) a six-year revolving credit facility, as amended, (the "Revolving Credit Facility") of $6.5 million. On August 13, 1999, in order to fund the growth of the business, the Company amended its Revolving Credit Facility and Term Loan to create an additional $5.0 million of availability. Specifically, $3.5 million of existing debt under the Revolving Credit Facility was converted to a Term Loan Facility, bearing interest at the Base Rate plus the Applicable Margin, payable in 13 consecutive quarterly installments of $250,000 beginning September 30, 2000, with the final payment of $200,000 on December 31, 2003. The interest rate of the existing Term Loan is based upon the Eurodollar Base Rate ("Eurodollar") plus 3.75% or the Base Rate, plus 2.75%. Interest payments are made quarterly for Base Rate loans. Interest payments on Eurodollar loans are made on the earlier of their maturity date or 90 days depending on their term. The maturity date of the existing Term Loan Facility balance of $18.5 million was also changed from December 31, 2004 to January 28, 2004, with the remaining $17.5 million payable on that date. The existing line of credit under the Revolving Credit Facility was increased by $1.5 million from $5.0 million to $6.5 million, maturing January 2004 and bearing interest at the Company's option of either (A) the Base Rate plus the Applicable Margin or (B) the Eurodollar Rate plus the Application Margin. In addition, the Company is required to pay a commitment fee of .625% on the unused portion of the Revolving Credit Facility. Additionally, the Company is required to make annual prepayments from Excess Cash Flow, as defined in the Credit Agreement. Prepayments are also required in the event of an equity or debt issuance, or upon certain dispositions of assets. As of December 31, 1999 and 1998, there were no outstanding amounts under the Revolving Credit Facility, except for outstanding Letters of Credit.

     The Credit Agreement requires the Company to maintain certain financial ratios and limits the Company's indebtedness, ability to pay dividends, acquisitions and capital expenditures. The Credit Agreement, as amended, modified certain financial covenants. At December 31, 1999, the Company is in compliance with all financial covenants, as amended. To meet the minimum earnings before interest, taxes, depreciation, amortization and certain other charges ("Adjusted EBITA") requirement in 2000, the Company will be required to increase its adjusted EBITDA from the 1999 results. The Credit Agreement also provides for a first priority lien on substantially all properties and assets (including, among other things, all of the capital stock of the Company and each of its direct and indirect domestic subsidiaries, and 65% of the capital stock of first-tier foreign subsidiaries) of the Company and its direct and indirect domestic subsidiaries (excluding the Company's currently existing subsidiaries).

     On October 21, 1999, the Company entered into a security agreement (the "Security agreement") with Maruka U.S.A., Inc. The Security Agreement provides an initial payment of $14,257 payable at the signing of the Security Agreement, followed by 34 equal consecutive monthly payments of $7,128, beginning on December 1, 1999 and the same date of each month thereafter, with the final payment in the amount of the unpaid balance of principal and interest. The Company pledged certain computer equipment as collateral.

     Interest expense related to the Company's long-term debt for the years ending December 31, 1999, 1998 and 1997 was $12.3 million, $12.2 million and $0.1 million, respectively.

     The following table summarizes the Company's current and long-term debt (in thousands):

                                                  December 31,
                                              1999          1998
                                         ------------- --------------

      10.25% Senior Notes, due 2008        $  100,000    $   100,000
      Term loan facility                       21,950         18,750
      Security agreement                          168           --
                                         ------------- --------------
                                              122,118        118,750
          Less current maturities                (810)          (250)
                                         ============= ==============
                                           $  121,308    $   118,500
                                         ============= ==============


     Future maturities of the long-term debt are as follows (in thousands):

                    2000                                   $  810
                    2001                                    1,312
                    2002                                    1,296
                    2003                                    1,200
                    2004                                   17,500
                    thereafter                            100,000
                                                       ============
                                                        $ 122,118
                                                       ============

        Because of the working capital requirements associated with expanding the business, the Company received additional equity investment from its current investors in the first quarter of 2000. In addition, the Company received approval for additional borrowing capacity under the Senior Credit Facilities.

7. Business Segments, Significant Customers and Concentrations of Credit Risk

     The Company operates primarily in the accounts receivable management business. It receives placements from a number of different industry groups on both a pre and post charge-off basis. In 1998, the Company began providing directory assistance outsourcing services to its clients in the telecommunications industry. The revenue from this service to the telecommunications industry for 1998 and 1999 was less than ten percent of total revenues and is therefore not presented as a separate segment.

     Subsequent to December 31, 1999, the Company decided to terminate its service offering of directory assistance operations for a telecommunications company, as it is not considered part of the core business of the Company. Revenues generated from directory assistance services in 1999 were less than 10% of the Company's total revenues for the year; the impact on net income is expected to be minimal in the year 2000. The Company has given notice to the client of its intent to discontinue these operations.

     The Company derives a significant portion of its revenue from American Express, MCI and the Department of Education ("DOE"). The amounts of consolidated net revenues and accounts receivable attributable to these customers are as follows (in thousands):

                                            Year ended December 31,
                                  ---------------------------------------------
                                       1999            1998          1997
                                          The Company            Predecessor
                                  ------------------------------ -------------
Revenue:
American Express                      $37,965      $ 36,332       $ 33,665
MCI                                    13,890         6,019          2,842
DOE                                     9,033         8,892         20,711


                                                 December 31,
                                         -------------------------------
                                               1999            1998
                                                The Company
                                         -------------------------------
   Accounts Receivable:
   American Express                          $ 1,727        $  1,911
   MCI                                         2,997           2,218
   DOE                                         2,679           2,770


     Additionally, in the aggregate, the Company had accounts receivable from other departments and agencies of the U.S. Government amounting to $0.7 million and $0.4 million at December 31, 1999 and 1998, respectively. No other single customer accounted for more than 10% of the consolidated totals for the periods indicated.

     In 1998, the DOE revised the amounts it paid to the Predecessor during the years ended December 31, 1994 through 1997 of approximately $0.9 million. These amounts were recorded as a charge to expense in 1997.


8. Fair Value of Financial Instruments

      The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, cash held for and due to clients, accounts receivable, accounts payable, current portion of capital leases and current maturities of long-term debt approximate fair value due to the short maturities of these instruments. The fair value of outstanding bonds is based on market quotes. The carrying amount of the Term Loan approximates fair value due to variable interest rates. Management believes that the fair value of the borrowings under the Security Agreement and capital leases are not significantly different from its carrying amount.

     The carrying amounts and fair values of the Company's long-term debt as of December 31, 1999 and 1998 are as follows (in thousands):


                                    1999                         1998
                        ----------------------------  ------------------------
                           Carrying          Fair        Carrying        Fair
                            Amount          Value        Amount         Value
                        -------------- -------------  ------------ ------------
Senior Notes                100,000       $60,000        $100,000      $83,000
Term Loan                    21,200        21,200          18,500       18,500
Security Agreement              108           108              --           --
                      ================ ============= ============== ============
                           $121,308       $81,308        $118,500     $101,500
                      ================ ============= ============== ============

9. Operating Leases

     The Company leases certain office space and office equipment under noncancellable lease agreements. Future minimum lease payments, on a calendar year basis, under noncancellable operating leases, with initial lease terms of at least one year at the time of inception, are as follows at December 31, 1999 (in thousands):

             2000                                      $ 6,064
             2001                                        5,171
             2002                                        3,437
             2003                                        2,444
             2004                                        2,200
                                                    ============
             Total minimum lease payments               19,316
                                                    ============


     Rental expense for all operating leases was $3,804, $3,495 and $4,725 for 1999, 1998 and 1997, respectively.

     During 1999, the Company started sub-leasing offices left vacant following the relocation of its corporate offices and some closed branches. Sublease income is recorded against the provision for office closure. Total minimum sublease rentals to be received in the future under noncancellable sublease agreements amount to $1.1 million.

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

In connection with the Transaction in 1997, 18,020, 18,020 and 9,610 Class A Options, Class B Options and Class C Options, respectively, were granted to certain members of management. All options were awarded at an exercise price of $100, which equaled the fair market value at the date of grant. In 1999, 15,617 additional grants were issued at an exercise price of $100, which equaled the fair market value at the date of the grant. In addition, 6,606 outstanding options were forfeited. As of December 31, 1999 and 1998, the number of exercisable options was 23,556 and 11,473, respectively.

     The Company accounts for stock-based compensation using the instrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Option Plan been determined based upon fair values at the grant date for awards under the Option Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss for 1998 would have increased to the pro forma amount indicated below (in thousands):

                                     1999        1998
                                   --------    --------
                  As reported      $(7,905)    $(35,628)
                  Pro forma         (8,190)     (35,897)


     The weighted average fair value of options estimated on the date of grant using the minimum values model was $26.21 for options granted in 1999 and $24.85 for options granted in connection with the Transaction. The fair value of the options granted was based on the following assumptions: dividend yield of 0 percent, risk free rate of 5.9 percent for 1999 and 5.7 percent for 1998, and expected lives of 4 years for Class A Options and 6 years for Class B Options and Class C Options. The weighted average remaining contractual life of options outstanding at December 31, 1999 and 1998 was 7.9 and 8.2 years, respectively.


Predecessor Stock Option Plan

     In 1997, the Predecessor participated in a First Data plan that provided for the granting of First Data stock options to key employees and other key individuals who perform services for the Company. A total of 53.7 million shares of First Data common stock were reserved for issuance under First Data plans, of which 7.6 million shares remained available for future grant as of December 31, 1997. The options were issued at a price equivalent to First Data common stock's fair market value at the date of grant, generally had ten year terms and generally became exercisable in three or four equal annual increments beginning 12 months after the date of grant.

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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, assuming the Predecessor has accounted for its First Data employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 1997:

                                                                   1997
                                                                Predecessor
                                                               -------------
Risk-free interest rate--options                                   6.23%
Risk-free interest rate--employee stock purchase rights            6.23%
Dividend yield                                                     0.22%
Volatility of First Data common stock                             18.90%
Expected option life                                               5 years
Expected employee stock purchase right life                      0.25 years
Weighted-average fair value of options granted                     $ 11
Weighted-average fair value of employee stock purchase rights      $  7


     The Predecessor's pro forma net loss after amortizing the fair value of the options and the stock purchase rights over their vesting period is ($410) for the year ended December 31, 1997.

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

A summary of First Data stock option activity for the Predecessor's employees is as follows:

                                                    Year ended December 31,
                                                             1997
                                          --------------------------------------
                                                       Predecessor
                                                               Weighted Average
                                             Options            Exercise Price
                                          ----------- --------------------------
Outstanding at beginning of period              359,332                  $28
Granted                                          76,000                  40
Exercised                                       (77,357)                  17
Cancelled                                       (71,897)                  32
                                          ==================
Outstanding at end of period                    286,078                  $34
                                          ==================
Exercisable                                      79,297                  $28
                                          ==================


     The following summarizes information about stock options outstanding at December 31, 1997:

                            Options Outstanding                      Options Exercisable
 --------------- ------------------------------------------------- ------------------------------
                                     Weighted          Weighted                       Weighted
                     Average         Remaining         Average                         Average
    Exercise         Number         Contractual        Exercise         Number        Exercise
    Prices         Outstanding         Life             Price        Exercisable        Price
 --------------- -------------- ------------------ --------------- --------------- --------------
 $11-$26              76,936          6.6 years       $ 23             48,427           $ 22
 $31-$44             209,142          8.7 years         38             30,870             36
                -------------                                       --------------
                     286,078          8.2 years         34             79,297             28
                =============                                      ===============

11. Income Taxes

     During 1998 and 1999, the Company did not recognize any benefit for income taxes since it recognized a valuation allowance equal to the amount of total deferred tax assets. The provision for income taxes consists of the following (in thousands):

                                  Year ended December 31,
                         -------------------------------------------
                           1999           1998            1997
                               The Company             Predecessor
                         ---------------------------- --------------
  Federal                 $ --          $   --          $  2,091
  State and local           --              --               332
                         ---------------------------- --------------
  Total                   $ --          $   --          $  2,423
                         ============================ ==============


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

     The   provision  for  income  taxes  is  comprised  of  the  following  (in thousands):

                                       Year ended December 31,
                           -------------------------------------------
                               1999           1998         1997
                                    The Company           Predecessor
                           ------------------------------ ------------
         Current           $     --          $  --          $2,205
         Deferred                                              218
                           ----------------- ------------ ------------
         Total             $                                $2,423
                           ============================== ============

     The Company's net deferred tax assets (liabilities) consist of the following (in thousands):


                                                        December 31,
                                           ------------------------------------
                                                   1999               1998
                                           ------------------------------------
Deferred tax assets:
   Accrued costs                               $    333            $     608
   Deferred revenue                                 195                   --
   Depreciation and amortization                  3,117                5,195
   Goodwill write-off                             3,405                3,667
   Accounts receivable allowance                    137                  370
   Net operating loss                             9,748                4,020
                                           ------------------ -----------------
   Total deferred tax assets                     16,935               13,860
   Valuation allowance                          (16,935)             (13,860)
                                           ------------------ -----------------
   Net deferred tax assets                           --                  --

   Deferred tax liabilities:
   Depreciation and amortization                     --                  --
                                           ------------------ -----------------
   Total deferred tax liabilities                    --                  --
                                           ================== =================
   Net deferred tax assets                     $     --            $     --
                                           ================== =================


          The reconciliation of income tax computed at the U. S. federal statutory tax rate to income tax expense is (in thousands):

                                                  Year ended December 31,
                                    --------------------------------------------
                                          1999            1998          1997
                                              The Company            Predecessor
                                    ------------------------------- ------------
Tax at U.S. statutory rate              $ (2,767)       $ (12,470)        $ 881
Increases in taxes from:
   State and local taxes                    (308)          (1,390)          216
   Non-deductible goodwill                    --               --           782
Other non-deductible                          --               --           350
Other                                         --               --           194
                                    --------------- --------------- ------------
                                          (3,075)         (13,860)        2,423
Valuation allowance                        3,075           13,860            --
                                    --------------- --------------- ------------
Total                                   $     --        $      --       $ 2,423
                                    =============== =============== ============


12. Retirement Plans


Defined Contribution Plan

     The Company has an incentive savings plan that allows eligible employees to contribute a percentage of their compensation and provides for certain matching, service-related and other contributions. The matching and service- related contributions associated with the plans were approximately $0.3 million for each of the years ending December 31, 1999 and 1998.

     First Data has an incentive savings plan which allows eligible employees of First Data and its subsidiaries to contribute a percentage of their compensation and provides for certain matching, service-related and other contributions. The Predecessor's matching and service-related contributions associated with the plan were approximately $0.6 for the year ended December 31, 1997.




Defined Benefit Plan

     In 1996, the Predecessor had a defined benefit pension plan covering employees hired prior to May 1, 1993 when the plan was frozen such that no new participants would be added and existing participants would cease accruing additional benefits. Benefits under this plan were based on years of service and annual compensation. Funding of retirement costs complied with the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974, as amended. Plan assets consisted principally of mutual fund investments and fixed income securities.

Net pension cost for the year ended December 31, 1997, consisted of (in thousands):

                                                            -----------------
                                                                   1997
                                                                Predecessor
                                                            -----------------

Service cost--benefit earned during period                           $ --
Interest cost on projected benefit obligation                         216
Actual return on plan assets                                         (542)
Net amortization and deferral                                         348
                                                           =================
Net periodic pension cost                                            $ 22
                                                           =================


     In computing the foregoing, a discount rate of 7.5% was used. The expected long-term rate of return on assets was 9.5%.

13. Goodwill Write-off

     In December 1998, management determined that a goodwill write-off was required relating to the Denver operation. The revenue from continuing clients is not sufficient to cover fixed operating costs of a separate facility. The Company closed the Denver facility on February 28, 1999 and moved the remaining account placements to another facility. The Company recorded a goodwill write-off of $10.1 million related to the Denver operation that represented approximately 65% of the goodwill attributed to the Denver operation.

14. Commitments and Contingencies

     The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The employment agreements of certain members of management provide for a severance benefit in the event they are terminated without cause.

     In 1992, the Predecessor reached a settlement with the Federal Trade Commission (the "FTC") in an action commenced by the FTC in which it alleged the Company had violated the FDCPA. The matter was resolved with a Consent Decree, in which the Company, without admitting any liability, agreed to take additional steps to ensure compliance with the FDCPA and paid a penalty of $100,000. The Federal Trade Commission completed its investigation regarding the Company's compliance with the Consent Decree from January 1, 1994 to October 1998, when the matter was settled. The Company settled the matter by paying a civil penalty of $1.0 million and implementing certain procedures in connection with the operation of the business, consisting primarily of disclosure to debtors of their rights and enhanced training and compliance reporting requirements. First Data reimbursed the Company for the penalty and expenses incurred in connection with the FTC investigation. The settlement was filed with the court on October 6, 1998 in the form originally proposed, United States v. Nationwide Credit, Inc. Civ. Act. No. 1:98-CV-2929 (N.D. Ga., Atlanta Div.). The Company believes that compliance by the Company with the provisions of the Consent Decree, as well as with the additional provisions related to the proposed settlement of the FTC investigation, will not materially affect the Company's financial condition or results of operations.



                             Nationwide Credit, Inc.

                                   Schedule II

                        Valuation and Qualifying Accounts

                          (Dollar amounts in thousands)

                                                                              Charged
                                                               Balance at     to Costs    Charged                Balance at
                                                                Beginning       And      to Other                  End of
                        Description                             of Period     Expenses   Accounts   Deductions     Period
                                                              -------------- ----------- ---------- ------------ -----------
Allowance for doubtful accounts:
Year ended December 31, 1997 deducted from receivables         $  3,203      $ 2,128     $  --      $  (882)       $ 4,449
Year ended December 31, 1998 deducted from receivables            4,449          524        --       (4,022)           951
Year ended December 31, 1999 deducted from receivables              951           --        --         (600)           351

Accrued severance, office closure and other unusual costs:
Year ended December 31, 1998 accrued severance, office
  closure and other unusual costs                                    --        1,563      4,000 (1)  (1,318)         4,245
Year ended December 31, 1999 accrued severance, office
  closure and other unusual costs                                 4,245          622        --       (2,885)         1,982


(1) Accrual recorded as part of the purchase accounting adjustments resulting from the acquisition of the Company