Form 10-Q
period 2000-03-31
NATIONWIDE CREDIT INC
filed 2000-05-15
CIK 1059083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

(Mark One)

  X    QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

       For the quarterly period ended  March 31, 2000  or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number  333-57249


                             NATIONWIDE CREDIT, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                          58-1900192
---------------------------------                  ---------------------------
(State or other jurisdiction                               (IRS Employer
of incorporation or organization)                     Identification Number)


2015 Vaughn Road, Building 300, Kennesaw, GA                    30144
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:     (770) 933-6659

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X    No


                                TABLE OF CONTENTS



                                                                                                                  PAGE
PART I.  FINANCIAL INFORMATION


         ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
           as of March 31, 2000 and December 31, 1999 ............................................................1

         Consolidated Statements of Operations
           for the Three Months Ended March 31, 2000 and March 31, 1999...........................................3

         Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2000 and March 31, 1999...........................................4

         Notes to Consolidated Financial Statements as of March 31, 2000..........................................5


         ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS ........................................................................6

         ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                            MARKET RISK..........................................................................10

PART II.  OTHER INFORMATION



SIGNATURE........................................................................................................12


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONWIDE CREDIT, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)



                                                                          March 31, 2000          December 31, 1999
                                                                            Unaudited                  Audited
                                                                         -----------------        ------------------
Assets
Current assets:
     Cash and cash equivalents                                           $      7,072             $         --
     Cash held for clients                                                        730                    1,090
     Accounts receivable, net of allowance of
             $390 and $351, respectively                                       15,946                   18,209
     Prepaid expenses and other current assets                                  5,115                    3,709
                                                                         ------------------       ------------------

Total current assets                                                           28,863                   23,008

Property and equipment, less accumulated
     depreciation of $10,509 and $8,946, respectively                          16,610                   14,852


Other assets, net:
     Goodwill, less accumulated amortization of $7,940
           and $7,058, respectively                                            97,930                   98,812
     Other intangible assets, less accumulated amortization
           of $17,770 and $17,412, respectively                                 2,509                    2,867
     Deferred financing costs, less accumulated amortization
           of $2,980 and $2,811, respectively                                   3,894                    4,063
     Other assets                                                                  64                       82
                                                                         ------------------       ------------------

Total assets                                                             $    149,870             $    143,684
                                                                         ==================       ==================


The accompanying notes are an integral part of these consolidated balance sheets.

NATIONWIDE CREDIT, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)



                                                                            March 31, 2000         December 31, 1999
                                                                              Unaudited                 Audited
                                                                           -----------------       ------------------
Liabilities and stockholder's equity

Current liabilities:
    Collections due to clients                                             $        730            $      1,090
    Accrued compensation                                                          4,973                   4,557
    Accounts payable                                                              5,261                   6,468
    Accrued severance and office closure costs, current                             582                   1,139
    Other accrued liabilities                                                     4,868                   6,525
    Deferred revenue                                                                500                     500
    Current portion of capital leases                                               293                     293
    Current portion of note payable                                                  56                      60
    Current maturities of long-term debt                                          6,650                     750
                                                                           -----------------       ------------------

Total current liabilities                                                        23,913                  21,382

Accrued severance and office closure costs, long-term                             1,100                     843

Capital lease obligations, less current portion                                     285                     359

Long-term debt, less current maturities                                         121,231                 121,308
                                                                           -----------------       ------------------

Total liabilities                                                               146,529                 143,892

Stockholder's equity:
Common stock - $.01 par value
  Authorized  - 10,000 shares
   Issued and outstanding  - 1,000 shares                                            --                      --
Additional paid in capital                                                       49,465                  43,465
Accumulated deficit                                                             (45,984)                (43,533)
Notes receivable - officers                                                        (140)                   (140)
                                                                           -----------------       ------------------
Total stockholder's equity                                                        3,341                    (208)
                                                                           -----------------       ------------------

Total liabilities and stockholder's equity                                     $149,870                $143,684
                                                                           =================       ==================

The accompanying notes are an integral part of these consolidated balance sheets.

NATIONWIDE CREDIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands)

                                                                                For the Three Months
                                                                                   Ended March 31,
                                                                        --------------------------------------
                                                                             2000                   1999
                                                                          Unaudited              Unaudited
                                                                        ---------------        ---------------

      Revenue                                                           $     33,493             $   27,266

      Expenses:
            Salaries and benefits                                             22,015                 18,432

            Telecommunication                                                  1,319                    919

            Occupancy                                                          1,524                  1,025

            Other operating and administrative                                 4,795                  3,277

            Depreciation and amortization                                      2,804                  2,416

            Provision for employee severance, office closure
                  and other unusual costs                                         --                    243
                                                                        ---------------        ---------------

      Total expenses                                                          32,457                 26,312
                                                                        ---------------        ---------------
      Operating income                                                         1,036                    954

      Interest expense                                                         3,487                  3,114
                                                                        ---------------        ---------------
      Loss before income taxes                                                (2,451)                (2,160)

      Provision for income taxes
                                                                                  --                     --
                                                                        ---------------        ---------------

      Net loss                                                            $   (2,451)             $  (2,160)
                                                                        ===============        ===============

The accompanying notes are an integral part of these consolidated statements.

NATIONWIDE CREDIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                                           For the Three Months
                                                                                              Ended March 31,
                                                                                  ----------------------------------------
                                                                                       2000                    1999
                                                                                     Unaudited               Unaudited
                                                                                  ----------------        ----------------
Operating activities
     Net loss                                                                        $   (2,451)             $  (2,160)
     Adjustments  to reconcile  net loss to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                   3,111                   2,540
             Other non-cash charges                                                         69                     243
      Changes in operating assets and liabilities:
             Accounts receivable                                                         2,223                   1,783
             Prepaid expenses and other assets                                          (1,528)                      6
             Accrued compensation                                                          417                   1,435
             Accounts payable and other accrued liabilities                             (2,818)                 (3,199)
                                                                                  ----------------        ----------------
     Net cash (used in) provided by operating activities                                  (977)                    648

Investing activities
      Purchases of property and equipment                                               (3,321)                   (213)

Financing activities
     Capital contribution                                                                6,000                      --
     Proceeds from short-term debt                                                       5,900
                                                                                                                    --
     Repayment of long-term debt                                                          (530)                    (63)
                                                                                  ----------------        ----------------
     Net cash provided by (used in) financing activities                                11,370                     (63)

     Increase in cash and cash equivalents                                               7,072                     372

Cash and cash equivalents at beginning of period                                                                 3,201
                                                                                            --
                                                                                  ----------------        ----------------

Cash and cash equivalents at end of period                                            $  7,072             $     3,573
                                                                                  ================        ================

Cash paid for interest                                                                $  5,729             $     5,661
                                                                                  ================        ================



The accompanying notes are an integral part of these consolidated statements.

NATIONWIDE CREDIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of  Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been excluded. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1999 included in Form 10K. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. Management is evaluating the impact of SFAS No. 133 on the Company's future earnings and financial position, but does not expect it to be material.

2.   Nature of Operations

     The Company is among the largest independent providers of accounts receivable management services in the United States. The Company's client base is comprised of companies located throughout the United States primarily in the financial services, telecommunications, retail, institutional and healthcare industries.

3.   Long-Term Debt and Stockholder's Equity

     During the first quarter of 2000, the Company raised $6.0 million of equity from certain existing investors in order to fund the growth of the business. On April 18, 2000, the Company negotiated an amendment to its revolving credit facility and term loan (the "Bank Facilities") to create an additional $6.0 million of borrowing capacity to fund the Company's working capital needs. Specifically, the existing line of credit under the revolving credit facility was increased from $6.5 million to $12.5 million, maturing January 2004 and bearing interest at the Company's option of either (A) the Base Rate plus the Applicable Margin or (B) the Eurodollar Rate plus the Applicable Margin. The amendment also revised certain financial covenants. The Company was in compliance with the revised financial covenants as of March 31, 2000.

4.   Commitments and Contingencies

     The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

5.   Provision for Merger Costs, Employee Severance and Office Closure

     In 1998, as a result of the acquisition of the Company and in connection with the implementation of an operating improvement plan, the Company accrued estimated costs of approximately $4.0 million associated with closing certain offices and branches ($2.3 million), severance payments to employees ($0.8 million), and relocation costs ($0.9 million). The corporate offices were relocated in August 1999 and branches that were not operating at full capacity were reduced or were consolidated with other branches. In 1999, the Company incurred $1.1 million of other unusual costs related to a potential name change and development of a marketing and strategic plan related to a repositioning of the Company in the marketplace. In addition, the Company refined its estimates in 1999 and reduced the provision for office closure by $0.5 million as a result of the Company experiencing more favorable sub-leasing results. As of March 31, 2000, substantially all charges related to employee severance and relocation had been incurred. In the first quarter of 2000, the Company recorded a charge of $0.4 million mostly related to office closure costs. The remaining accrued office closure costs of $1.6 million as of March 31, 2000 represent estimated future rent obligations under cancelled leases.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Results of  Operations  - (first  quarter of 2000  compared to first  quarter of
1999)

Revenue. Total revenue increased $6.2 million or 22.8% from $27.3 million for the first quarter of 1999 to $33.5 for the first quarter of 2000. The increase was primarily the result of (i) an increase in revenue of $2.8 million from outsourced pre-charge-off management services, (ii) a $1.1 million increase in revenue from consumer and financial services account placements, (iii) an increase of $0.3 million from American Express, (iv) a $2.9 million increase in revenue from telecommunications account placements, and (v) a $0.5 million increase in revenue from legal collections, offset by (i) a $0.9 million decrease in revenue from on-site call center management services for a major telecommunications company and (ii) a $0.8 million decrease in revenue from healthcare account placements. In the first quarter of 2000, the Company gave notice of its intent to terminate its service offering of directory assistance operations for a telecommunications company, as it was not considered part of the core business of the Company. Revenues generated from directory assistance services in 1999 were less than 10% of the Company's total revenues for the year; the impact on net income is expected to be minimal in the year 2000.

Expenses. Salaries and benefits expense increased $3.6 million or 19.4% to $22.0 million for the three months ended March 31, 2000 from $18.4 million for the three months ended March 31, 1999. This increase is primarily the result of the Company's service expansion in outsourced pre-charge-off management services and telecommunications, including the impact of a parallel ramp-up of a new facility in March 2000.

Telecommunications expense increased $0.4 million or 43.5% to $1.3 million for the three months ended March 31, 2000 from $0.9 million for the same period in 1999. The increase is primarily the result of increases in activity due to service expansion and ramp-up costs.

Occupancy expense increased $0.5 million or 48.7% to $1.5 million for the three months ended March 31, 2000 from $1.0 million for the same period in 1999. The increase is the result of annual rent escalations and the addition of new facilities in the fourth quarter of 1999 and the first quarter of 2000. These new facilities provide the needed capacity for future growth.

Other operating and administrative expense increased $1.5 million or 46.3% to $4.8 million for the three months ended March 31, 2000 from $3.3 million for the same period in 1999. The increase is the result of the Company's service expansion and ramp-up costs.

Depreciation and amortization expense increased $0.4 million or 16.1% to $2.8 million for the three months ended March 31, 2000 from $2.4 million for the same period ended March 31, 1999. The increase was primarily the result of depreciation on capital assets acquired subsequent to the first quarter of 1999.

Operating Income. Operating income remained level at $1.0 million for the three months ended March 31, 2000, compared to $1.0 million for the same period in 1999. This is primarily the result of an increase in revenue of $6.2 million with an offsetting increase in expenses of $6.1 million. Start-up costs related to the Company's growth and to the opening of new facilities including the impact of parallel ramp-up costs temporarily reduced margins in the quarter as capacity was added to meet the dramatic increase in business activity.

Interest Expense. Interest expense relating to the term loan facility and senior notes was $3.5 million for the three months ended March 31, 2000 compared to $3.1 million for the same period in 1999. This increase of $0.4 million in the first quarter of 2000 is the result of (i) an increase in interest rates on the term loan facility, (ii) borrowings of $5.9 million against the revolving credit facility and (iii) interest paid on capital lease obligations.

Net Loss. The Company incurred a net loss for the three months ended March 31, 2000 of $2.5 million as compared to a net loss of $2.2 million in the same period of 1999. Start-up costs related to the Company's growth and to the opening of new facilities including the impact of parallel ramp-up costs temporarily reduced margins in the quarter as capacity was added to meet the dramatic increase in business activity.

Liquidity and Capital Resources

In the first quarter of 2000, the Company's continued growth resulted in an increase in working capital requirements. To support this growth, the Company purchased approximately $3.3 million of property and equipment. These capital acquisitions along with the additional working capital requirements were financed by additional equity investment of $6.0 million from the Company's current investors and borrowings of $5.9 million under the senior credit facilities.

Cash used by operating activities was $1.0 million for the three months ended March 31, 2000 as compared to cash provided by operating activities of $0.6 million for the three months ended March 31, 1999, an increase of $1.6 million of cash used in operating activities. This increase was primarily due to an increase in working capital needs to support increased levels of activity. Working capital increased by $1.7 million for the three months ended March 31, 2000, as compared to no change in working capital for the same period in 1999.

Cash used in investing activities for the three months ended March 31, 2000 was $3.3 million as compared to $0.2 million for the three months ended March 31, 1999. The Company's principal use of cash in investing activities during the first quarter of 2000 was for capital expenditures, primarily for new computer and telecommunications equipment for the new facilities.

Cash provided by financing activities was $11.4 million for the three months ended March 31, 2000 representing $6.0 million of equity contribution from current investors and $5.9 million of borrowings under the revolving credit facility offset by the required quarterly repayment of the term loan facility and the monthly repayments of the note and capital lease obligations. Cash used in financing activities was $63,000 for the three months ended March 31, 1999, representing the required quarterly repayment of the term loan facility.

Because of the working capital requirements associated with expanding the business and the need to finance two new centers, the Company received additional equity investment from its current investors in the first quarter of 2000 totaling $6.0 million. In addition, during the second quarter of 2000, the Company negotiated an amendment to its credit agreement (the "Amended and Restated Credit Agreement") that creates an additional $6.0 million of borrowing capacity and revises the cumulative EBITDA and related financial covenants to reflect the Company's revised EBITDA expectations. Substantially all the agreements relating to the Company's outstanding indebtedness contain covenants that impact the Company's liquidity and capital resources, including financial covenants and restrictions on the incurrence of indebtedness, liens, and asset sales. The Company was in compliance with the revised covenants as of March 31, 2000.

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

Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the senior credit facilities will be adequate to allow for anticipated capital expenditures, to fund working capital requirements and to make required payments of principal and interest on its debt. However, if the Company is unable to generate sufficient cash flows from operations in the future, it may be necessary for the Company to refinance all or a portion of its debt or to obtain additional financing, but there can be no assurance that the Company will be able to effect such refinancing or obtain additional financing on commercially reasonable terms or at all.

Income Taxes

The Company has not recorded any tax benefit on its loss before income taxes for the three months ended March 31, 2000 and 1999 due to the uncertainty regarding the realization of such benefits.

Year 2000

In 1997, the Company initiated a company-wide Year 2000 project based on a methodology recommended by an outside consultant, with a dedicated Year 2000 project office and coordinator. During the first quarter of 2000, the Company experienced no disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are promptly addressed.

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

Predictions of future results contain a measure of uncertainty and, accordingly, actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others, changes in the general economy, changes in demand for the Company's services, governmental regulations and other unforeseen circumstances. A number of these factors are discussed in this Form 10-Q and in the Company's annual report on Form 10-K for the year ended December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                                  Long Term Debt
                                              Non-Traded Instruments
                                               As of March 31, 2000
                                                    (in $000's)

                                                                                                              Fair
                                    2000      2001     2002      2003      2004     Thereafter     Total      Value
                                   -------- --------- -------- --------- --------- ------------ ---------- ----------
Variable Rate:
    (1)  Term Loan Facility :         $687  $         $         $ 1,200   $17,500       $   --    $21,887    $21,887
                                               1,250    1,250
           $18.0 million             9.93%     9.93%    9.93%     9.93%     9.93%        9.93%
           $  0.4 million           11.75%    11.75%   11.75%    11.75%    11.75%       11.75%
           $  3.45 million          12.00%    12.00%   12.00%    12.00%    12.00%       12.00%
    (2)  Revolving Loan
           $  5.9 million           11.50%        --       --        --        --           --    $ 5,900     $5,900

Fixed Rate:
    Senior Notes due 2008:           $  --     $  --    $  --     $  --     $  --     $100,000   $100,000    $73,000
    $100 million @ 10.25%                                                               10.25%

    Security Agreement                $ 41     $  62    $  46                                      $  149      $ 149
                                    22.50%    22.50%   22.50%

In January 1998, the Company implemented a financing plan which included the issuance of $100 million 10.25% Senior Notes due 2008 in a private placement. The Company exchanged these notes for $100 million 10.25% Series A Senior Notes due 2008 which are were registered under the Securities Act of 1933, as amended. As part of the financing plan, the Company also entered into a credit agreement (the "Credit Agreement") which, as amended, provides for (1) a term loan facility in the amount of $25 million (the "Term Loan"), the balance of which was $21.9 million as of March 31, 2000, and (ii) a revolving credit facility (the "Revolving Credit Facility") with a borrowing limit of $12.5 million, the balance of which was $5.9 million as of March 31, 2000.

Amounts outstanding under the Term Loan Facility and the Revolving Credit Facility bear interest at the Company's option of either (A) the Base Rate plus the Applicable Margin or (B) the Eurodollar Rate plus the Applicable Margin. Interest payments are made quarterly for Base Rate loans. Interest payments on Eurodollar loans are made on the earlier of their maturity date or 90 days depending on their term. The table above presents the rates paid under variable instruments at March 31, 2000. Changes in the Base Rate or Eurodollar Rate will impact the actual interest rates paid by the Company.

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


NATIONWIDE CREDIT, INC.




/s/ Thomas C. Ridenour
------------------------------------------------------------
Thomas C. Ridenour
Senior Vice President and Chief Financial Officer

Dated:  May 15, 2000