Form 10-Q
period 2000-06-30
NATIONWIDE CREDIT INC
filed 2000-08-14
CIK 1059083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

  X    QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000  or
                              ---------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


For the transition period from ___________ to ____________

Commission file number  333-57249
                       ----------


                   NATIONWIDE CREDIT, INC.
-----------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

     Georgia                                           58-1900192
---------------------------                -----------------------------------
(State or other jurisdiction                           (IRS Employer
of incorporation or organiza                         Identification Number)


2015 Vaughn Road, Building 300, Kennesaw, GA               30144
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:     (770) 933-6659
                                                       ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes  X    No

1


                                                  TABLE OF CONTENTS


                                                                                                   PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
           as of June 30, 2000 and December 31, 1999 ................................................2

         Consolidated Statements of Operations
               for the Quarters ended June 30, 2000 and June 30, 1999,
           and  the Six Months Ended June 30, 2000 and June 30, 1999 ................................4

         Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 2000 and June 30, 1999..................................5

         Notes to Consolidated Financial Statements as of June 30, 2000..............................6

         ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS ...........................................................9

         ITEM 3.           QUANTITATIVE AND QUALITATIVE  DISCLOSURES
                                      ABOUT MARKET RISK.............................................14

PART II.  OTHER INFORMATION

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           A.  EXHIBITS:

                               27  Financial Data Schedule

                           B.  REPORTS ON FORM 8-K

                               No exhibits or reports on Form 8-K were filed during the three months ended June 30, 2000


SIGNATURE...........................................................................................15


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONWIDE CREDIT, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)



                                                                             June 30,             December 31, 1999
                                                                               2000                    Audited
                                                                            Unaudited
                                                                         -----------------        ------------------
Assets
Current assets:
     Cash and cash equivalents                                           $       6,909            $         --
     Cash held for clients                                                         848                   1,090
     Accounts receivable, net of allowance of
             $418 and $351, respectively                                        17,705                  18,209
     Prepaid expenses and other current assets                                   5,934                   3,709
                                                                         ------------------       ------------------

Total current assets                                                            31,396                  23,008

Property and equipment, less accumulated
     depreciation of $12,197 and $8,946, respectively                           18,057                  14,852


Other assets, net:
     Goodwill, less accumulated amortization of $8,823
           and $7,058, respectively                                             97,048                  98,812
     Other intangible assets, less accumulated amortization
           of $18,128 and $17,412, respectively                                  2,150                   2,867
     Deferred financing costs, less accumulated amortization
           of $3,157 and $2,811, respectively                                    3,809                   4,063
     Other assets                                                                   39                      82
                                                                         ------------------       ------------------

Total assets                                                             $     152,499            $    143,684
                                                                         ==================       ==================


The accompanying notes are an integral part of these consolidated balance sheets.

NATIONWIDE CREDIT, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)





                                                                            June 30, 2000          December 31, 1999
                                                                              Unaudited                 Audited
                                                                           -----------------       ------------------
Liabilities and stockholder's deficit

Current liabilities:
    Collections due to clients                                             $        848            $      1,090
    Accrued compensation                                                          4,065                   4,557
    Accounts payable                                                              4,867                   6,468
    Accrued severance and office closure costs, current                             582                   1,139
    Restructuring accrual, current                                                1,274                      --
    Other accrued liabilities                                                     9,531                   6,525
    Deferred revenue                                                                333                     500
    Current portion of capital leases                                               408                     293
    Current portion of notes payable                                                 56                      60
    Current maturities of long-term debt                                            813                     750
                                                                           -----------------       ------------------

Total current liabilities                                                        22,777                  21,382

Accrued severance and office closure costs, long-term                               585                     843
Capital lease obligations, less current portion                                     778                     359
Long-term debt, less current maturities                                         129,382                 121,308
                                                                           -----------------       ------------------

Total liabilities                                                               153,522                 143,892

Stockholder's deficit:
Common stock - $.01 par value
  Authorized shares - 10,000 shares
   Issued and outstanding shares - 1,000 shares                                      --                      --
Additional paid in capital                                                       49,465                  43,465
Accumulated deficit                                                             (50,348)                (43,533)
Notes receivable - officers                                                        (140)                   (140)
                                                                           -----------------       ------------------
Total stockholder's deficit                                                      (1,023)                   (208)
                                                                           -----------------       ------------------

Total liabilities and stockholder's deficit                                    $152,499                $143,684
                                                                           =================       ==================


The accompanying notes are an integral part of these consolidated balance sheets.

NATIONWIDE CREDIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands)

                                                                   For the Three Months               For the Six Months
                                                                      Ended June 30,                    Ended June 30,
                                                              -------------------------------    ------------------------------
                                                                  2000            1999               2000            1999
                                                                Unaudited       Unaudited          Unaudited      Unaudited
                                                              -------------- ----------------    -------------- ---------------

Revenue                                                         $   33,821     $   27,884        $   67,314     $   55,150

Expenses:
      Salaries and benefits                                         22,179         18,492             44,194         36,924
      Telecommunication                                              1,173          1,179              2,492          2,098
      Occupancy                                                      1,603          1,108              3,127          2,133
      Other operating and administrative                             5,502          3,426             10,297          6,703
      Depreciation and amortization                                  2,929          2,262              5,733          4,678
      Provision for employee severance, office closure
              and other unusual costs                                   --             --                 --            243
      Restructuring expense                                          1,274             --              1,274             --
                                                              -------------- ----------------    -------------- ---------------

Total expenses                                                      34,660         26,467             67,117         52,779

                                                              -------------- ----------------    -------------- ---------------
Operating (loss)  income                                              (839)         1,417                197          2,371
Interest expense                                                     3,524          3,104              7,011          6,218
                                                              -------------- ----------------    -------------- ---------------
Loss before income taxes                                            (4,363)        (1,687)            (6,814)        (3,847)

Provision for income taxes                                              --             --                 --             --
                                                              -------------- ----------------    -------------- ---------------
Net loss                                                         $  (4,363)     $  (1,687)         $  (6,814)     $  (3,847)
                                                              ============== ================    ============== ===============


The accompanying notes are an integral part of these consolidated statements.

NATIONWIDE CREDIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                                            For the Six Months
                                                                                              Ended June 30,
                                                                                  ----------------------------------------
                                                                                       2000                    1999
                                                                                     Unaudited               Unaudited
                                                                                  ----------------        ----------------
Operating activities
     Net loss                                                                        $   (6,814)             $   (3,847)
     Adjustments  to  reconcile  net  loss to net  cash  used in  operating activities:
         Depreciation and amortization                                                   6,491                   4,929
             Other non-cash charges                                                      1,480                     243
      Changes in operating assets and liabilities:
             Accounts receivable                                                           437                    (851)
             Prepaid expenses and other assets                                          (2,596)                   (782)
             Accrued compensation                                                         (492)                 (1,016)
             Accounts payable and other accrued liabilities                                285                  (1,396)
                                                                                  ----------------        ----------------
     Net cash used in operating activities                                              (1,209)                 (2,720)

Investing activities
      Purchases of property and equipment                                                (5,728)                 (1,005)

Financing activities
     Capital contribution                                                                6,000                      --
     Net proceeds from revolving credit facility                                         8,229                   3,450
     Repayment of other long-term debt                                                    (291)                   (125)
     Debt issuance costs                                                                   (92)                     --
                                                                                  ----------------        ----------------
     Net cash provided by financing activities                                          13,846                   3,325

     Increase (decrease) in cash and cash equivalents                                    6,909                    (400)

Cash and cash equivalents at beginning of period                                            --                     3,201
                                                                                  ----------------        ----------------

Cash and cash equivalents at end of period                                          $     6,909             $     2,801
                                                                                  ================        ================

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                         $     6,007             $     6,100
     Non-cash activities:
           Acquisition of leasehold improvements through
                  capital leases                                                   $        727           $         --



The accompanying notes are an integral part of these consolidated statements.

NATIONWIDE CREDIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been excluded. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1999 included in Form 10-K.

     Certain amounts for the three months ended March 31, 2000 have been reclassified to conform with the June 30, 2000 presentation. These reclassifications had no significant impact on previously reported results of operations or stockholder's equity.

     Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

     In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 138 also addresses issues when implementing SFAS No.
     133. This statement should be adopted concurrently with SFAS No. 133. Management is evaluating the impact of SFAS No. 133 and SFAS No. 138 on the Company's future earnings and financial position, but does not expect it to be material.

2.   Nature of Operations

     The Company is among the largest independent providers of accounts receivable management services in the United States. The Company's client base is comprised of companies located throughout the United States primarily in the financial services, telecommunications, retail, institutional and healthcare industries.

3.   Long-Term Debt and Stockholder's Equity

     On April 18, 2000, the Company negotiated an amendment to its revolving credit facility and term loan (the "Bank Facilities") to create an additional $6.0 million of borrowing capacity to fund the Company's working capital needs. Specifically, the existing line of credit under the revolving credit facility was increased from $6.5 million to $12.5 million, maturing January 2004 and bearing interest at the Company's option of either (A) the Base Rate plus the Applicable Margin or (B) the Eurodollar Rate plus the Applicable Margin. The amendment also revised certain financial covenants. The Company was in compliance with the revised financial covenants as of June 30, 2000. The Company will have to have a significant increase in EBITDA to achieve third and fourth quarter covenant levels.

4.   Commitments and Contingencies

     The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

5. Provision for Employee Severance, Office Closure, Restructuring Expense and other Unusual Costs

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

     As of June 30, 2000, substantially all charges related to employee severance and relocation had been incurred. In the first six months of 2000, the Company recorded a charge of $0.8 million against the existing accrual, mostly related to office closure costs. The remaining accrued office closure costs of $1.2 million as of June 30, 2000 represent estimated future rent obligations under cancelled leases.

     In order to reduce costs and improve productivity and asset utilization, the Company decided to consolidate and reorganize its operations. This restructuring plan was formalized by the end of the second quarter of 2000. The plan involves the Company removing itself from the directory assistance operations for a telecommunications company, as it was not considered part of the core business of the Company. In addition, the plan involves consolidation of its collections systems and reorganization of its information technology operations from a remote location to corporate headquarters. Due to reorganization and shutdown of the directory assistance operations, the plan includes the termination of 172 employees. All employees were notified as of June 30, 2000. The plan also includes the relocation of certain information technology personnel who were notified and agreed to the relocation in the second quarter of 2000.

     The Company recorded a total estimated charge of $1.3 million to complete this plan, included in restructuring expenses. These charges include costs for severance and benefits to terminate and relocate employees, and the write-off of certain software and hardware.

     The following table reflects the components of the significant items included in restructuring charges for the three months ended June 30, 2000 (amounts in thousands):

                                                          Three Months Ended
                                                              June 30, 2000
                                                         ----------------------
     Directory assistance severance costs                     $    152
     Corporate and field severance costs                           441
     Relocation costs                                              415
     Write-off hardware/software                                   266
                                                          ----------------------
     Total accrued restructuring costs and expenses           $  1,274
                                                          ======================

     In the last quarter of 1999 and the first six months of 2000, the Company expanded its pre-chargeoff services to provide more comprehensive collection solutions for its clients. This expansion required the addition of two new facilities. Accordingly, in the first six months of 2000, the Company incurred $1.1 million for the costs of such expansion activities, which are included in operating expenses, under "Other operating and administrative", "Salaries and benefits", and "Occupancy".

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Results of Operations

(Six months ended June 30, 2000 compared to six months ended June 30, 1999)

Revenue. Total revenue increased $12.2 million or 22.1% from $55.2 million for the six months ended June 30, 1999 to $67.3 million for the six months ended June 30, 2000. The increase was primarily the result of (i) a $6.1 million increase in revenue from telecommunications account placements, (ii) a $5.8 million increase in revenue from outsourced pre-charge-off management services,
(iii) a $4.0 million increase in revenue from consumer and financial services account placements, (iv) a $1.0 million increase in revenue from legal collections, partially offset by a $2.7 million decrease in revenue from on-site call center management services for a major telecommunications company and a $2.0 million decrease in revenue from healthcare and institutional services. In the first quarter of 2000, the Company gave notice of its intent to terminate its service offering of directory assistance operations for a telecommunications company, as it was not considered part of the core business of the Company. The Company ceased this operation by July 30, 2000. Revenues generated from directory assistance services in 1999 were less than 10% of the Company's total revenues for the year; the impact on net income is expected to be minimal in the year 2000.

Expenses. Salaries and benefits expense increased $7.3 million or 19.7% to $44.2 million for the six months ended June 30, 2000 from $36.9 million for the six months ended June 30, 1999. This increase is primarily the result of the Company's service expansion in outsourced pre-charge-off management services and telecommunications, including the impact of a parallel ramp-up of two new facilities in March and April 2000 (approximately $0.2 million).

Telecommunications expense increased $0.4 million or 18.8% to $2.5 million for the six months ended June 30, 2000 from $2.1 million for the same period in 1999. The increase is primarily the result of increases in activity due to service expansion and the addition of new facilities in the first and second quarter of 2000.

Occupancy expense increased $1.0 million or 46.7% to $3.1 million for the six months ended June 30, 2000 from $2.1 million for the same period in 1999. The increase is the result of annual rent escalations and the addition of new facilities in the fourth quarter of 1999 and the first quarter of 2000. These new facilities provide the needed capacity for future growth.

Other operating and administrative expense increased $3.6 million or 53.6% to $10.3 million for the six months ended June 30, 2000 from $6.7 million for the same period in 1999. The increase is the result of the Company's service expansion and staffing costs.

Depreciation and amortization expense increased $1.0 million or 22.6% to $5.7 million for the six months ended June 30, 2000 from $4.7 million for the same period ended June 30, 1999. The increase was primarily the result of depreciation on capital assets acquired subsequent to the second quarter of 1999.

Restructuring charge. In order to reduce costs and improve productivity and asset utilization, the Company decided to consolidate and reorganize its operations. This restructuring plan was formalized by the end of the second quarter of 2000. The plan involves the Company removing itself from the directory assistance operations for a telecommunications company, as it was not considered part of the core business of the Company. In addition, the plan involves consolidation of its collections systems and reorganization of its information technology operations from a remote location to corporate headquarters. Due to reorganization and shutdown of the directory assistance operations, the plan includes the termination of 172 employees. All employees were notified as of June 30, 2000. The plan also includes the relocation of certain information technology personnel and the disposal of certain information technology hardware and software.

The Company recorded a total charge of $1.3 million to complete this restructuring, included in restructuring expenses. These charges include costs for severance and benefits to terminate and relocate employees, and the write-off of certain software and hardware.

Operating Income. Operating income was $0.2 million for the six months ended June 30, 2000, a decrease of $2.2 million or 91.7 % from operating income of $2.4 million for the same period in 1999. This decrease is primarily the result of an increase in revenue of $12.2 million with an offsetting increase in expenses of $14.3 million. Start-up costs related to the Company's growth and to the opening of two new facilities including the impact of parallel staffing costs temporarily reduced margins in the six month period as capacity was added to meet the projected increase in business activity; the restructuring plan decided in the second quarter of 2000 also impacted operating income. The combined effect of these two non-recurring events was $2.4 million.

Interest Expense. Interest expense relating to the Term Loan Facility, Senior Notes and capital leases was $7.0 million for the six months ended June 30, 2000 compared to $6.2 million for the same period in 1999, an increase of $0.8 million. This increase is the result of (i) an increase in interest rates on the term loan facility, (ii) borrowings of $8.2 million against the revolving credit facility and (iii) interest paid on capital lease obligations incurred since the second quarter of 1999.

Net Loss. The Company incurred a net loss for the six months ended June 30, 2000 of $6.8 million as compared to a net loss of $3.8 million in the same period of 1999.

(Three months ended June 30, 2000 compared to three months ended June 30, 1999)

Revenue. Total revenue was $33.8 million for the three months ended June 30, 2000, as compared to $27.9 million for the three months ended June 30, 1999, an increase of $5.9 million or 21.3%. The increase was primarily the result of (i) an increase in revenue of $3.2 million from telecommunications account placements (ii) an increase in revenue of $3.0 million from outsourced pre-charge-off management services, (iii) an increase in revenue of $2.6 million from consumer and financial services account placements and (iv) an increase in revenue $0.5 million from legal collections. These increases were partially offset by (i) a decrease in revenue of $1.8 million from on-site call center management services for a major telecommunications company and (ii) a decrease in revenue of $1.6 million from healthcare and institutional services.

Expenses. Salaries and benefits expense increased $3.7 million or 19.9% to $22.2 million for the three months ended June 30, 2000 from $18.5 million for the three months ended June 30, 1999. This increase is primarily the result of the Company's service expansion in outsourced pre-charge-off management services and telecommunications.

Telecommunications expense remained level at $1.2 million for the three months ended June 30, 2000 compared to $1.2 million for the same period in 1999.

Occupancy expense increased $0.5 million or 44.7 % to $1.6 million for the three months ended June 30, 2000 from $1.1 million for the same period in 1999. The increase is the result of annual rent escalations and the addition of two new facilities in the fourth quarter of 1999 and the first quarter of 2000. These new facilities provide the needed capacity for future growth.

Other operating and administrative expense increased $2.1 million or 60.6% to $5.5 million for the three months ended June 30, 2000 from $3.4 million for the same period in 1999. The increase is the result of the Company's service expansion and parallel staffing costs.

Depreciation and amortization expense increased $0.7 million or 29.5% to $2.9 million for the three months ended June 30, 2000 from $2.3 million for the same period ended June 30, 1999. The increase was primarily the result of depreciation on capital assets acquired subsequent to the second quarter of 1999.

Restructuring charge. In order to reduce costs and improve productivity and asset utilization, the Company decided to consolidate and reorganize its operations. This restructuring plan was formalized by the end of the second quarter of 2000. The plan involves the Company removing itself from the directory assistance operations for a telecommunications company, as it was not considered part of the core business of the Company. In addition, the plan involves consolidation of its collections systems and reorganization of its information technology operations from a remote location to corporate headquarters. Due to reorganization and shutdown of the directory assistance operations, the plan includes the termination of 172 employees. All employees were notified as of June 30, 2000. The plan also includes the relocation of certain information technology personnel.

The Company recorded a total charge of $1.3 million to complete this restructuring, included in the restructuring expenses. These charges include costs for severance and benefits to terminate and relocate employees, and the write-off of certain software and hardware.

Operating (Loss) Income. Operating loss was $0.8 million for the three months ended June 30, 2000, a decrease of $2.2 million or 159.2% from operating income $1.4 million for the same period in 1999. This decrease is due to an increase in revenue of $5.9 million with offsetting increases in expenses of $8.2 million. The increase in expenses include (i) $0.7 million of start-up expenses for expansion of pre-charge-off services and (ii) $1.3 million of restructuring charges.

Interest Expense. Interest expense relating to the Term Loan Facility, Senior Notes and capital leases was $3.5 million for the three months ended June 30, 2000 compared to $3.1 million for the same period in 1999, an increase of $0.4 million. This increase is the result of (i) an increase in interest rates on the term loan facility, (ii) borrowings against the revolving credit facility and
(iii) interest paid on capital lease obligations incurred during the second quarter of 2000.

Net Loss. The Company incurred a net loss for the three months ended June 30, 2000 of $4.4 million as compared to a net loss of $1.7 million in the same period of 1999.

Liquidity and Capital Resources

During the first six months of 2000, the Company's continued growth resulted in an increase in working capital requirements. To support this growth, the Company purchased approximately $6.5 million of property and equipment which includes $0.7 million acquired through capital leasing. These capital acquisitions along with the additional working capital requirements were financed by an additional equity investment of $6.0 million from the Company's current investors and borrowings of $8.2 million under the Revolving Credit Facility.

Cash used in operating activities was $1.2 million for the six months ended June 30, 2000 as compared to $2.7 million for the six months ended June 30, 1999, resulting in a decrease in cash used of $1.5 million. Net working capital increased by $7.0 million to $8.6 million in the six months ended June 30, 2000 as compared to $1.6 million at December 31, 1999. This increase is primarily due to an increase in cash and cash equivalents for the six months ended June 30, 2000 as compared to December 31, 1999. Net income before extraordinary items and after adding back depreciation, amortization, non-recurring charges, taxes and interest (EBITDA) increased 16% to $8.5 million for the six months ended June 30, 2000.

Cash used in investing activities for the six months ended June 30, 2000 was $5.7 million as compared to $1.0 million for the six months ended June 30, 1999. The Company's principal use of cash in investing activities during the first six months of 2000 was for capital expenditures, primarily for new computers and telecommunications equipment for the new facilities.

Cash provided by financing activities was $13.8 million for the six months ended June 30, 2000 representing $6.0 million of equity contribution from current investors, $8.2 million in proceeds from a revolving line of credit, $0.3 million of repayments on long term debt and $0.1 million of debt issuance costs. Cash provided by financing activities was $3.3 million for the six months ended June 30, 1999, representing $3.4 million in proceeds from a revolving line of credit and repayments of $0.1 million on the term loan facility.

During the second quarter of 2000, the Company negotiated an amendment to its credit agreement (the "Amended and Restated Credit Agreement") that creates an additional $6.0 million of borrowing capacity and revises the cumulative EBITDA and related financial covenants to reflect the Company's revised EBITDA expectations. Substantially all the agreements relating to the Company's outstanding indebtedness contain covenants that impact the Company's liquidity and capital resources, including financial covenants and restrictions on the incurrence of indebtedness, liens, and asset sales. The Company was in compliance with the revised covenants as of June 30, 2000. The Company will have to have a significant increase in EBITDA to achieve third and fourth quarter covenant levels.

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

Income Taxes

The Company has not recorded any tax benefit on its loss before income taxes for the six months ended June 30, 2000 and 1999 due to the uncertainty regarding the realization of such benefits.

Year 2000

In 1997, the Company initiated a company-wide Year 2000 project based on a methodology recommended by an outside consultant, with a dedicated Year 2000 project office and coordinator. During the second quarter of 2000, the Company experienced no disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are promptly addressed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK




                                                     Long Term Debt
                                                Non-Traded Instruments
                                                  As of June 30, 2000
                                                      (In $000's)

                                                                                                              Fair
                                    2000      2001     2002      2003      2004    Thereafter     Total      Value
                                   -------- --------- -------- --------- --------- ------------ ---------- ----------
Variable Rate:
    (1)  Term Loan Facility :         $687   $1,250    $1,250    $1,200   $17,500  $   --       $21,887     $21,887
           $  18.0 million            10.52%  10.52%   10.52%    10.52%    10.52%    10.52%
           $   0.4 million            12.25%  12.25%   12.25%    12.25%    12.25%    12.25%
           $   3.45 million           12.50%  12.50%   12.50%    12.50%    12.50%    12.50%
    (2)  Revolving Loan
           $ 8.2 million              12.00%     --       --        --        --           --    $ 8,228     $8,228

Fixed Rate:
    Senior Notes due 2008:           $  --     $  --    $  --     $  --   $   --   $100,000     $100,000    $73,000
    $100 million @ 10.25%                                                            10.25%

    Security Agreements               $ 23      $ 63    $  48                                     $  134      $ 134
                                     22.50%    22.50%   22.50%


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


NATIONWIDE CREDIT, INC.




/s/ Eric R. Dey
------------------------------------------------------------
Eric R. Dey
Chief Financial Officer

Dated:  August 14, 2000