Form 10-Q
period 2000-09-30
NATIONWIDE CREDIT INC
filed 2000-11-14
CIK 1059083

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-Q

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----- EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000  or
                               ------------------

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number  333-57249
                       -----------


                        NATIONWIDE CREDIT, INC.
---------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Georgia                                58-1900192
---------------------------------           ---------------------------
  (State or other jurisdiction                    (IRS Employer
of incorporation or organization)             Identification Number)


2015 Vaughn Road, Building 300, Kennesaw, GA              30144
--------------------------------------------        ------------------
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:     (770) 933-6659
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

                                    Yes  X    No
                                       -----    ----

                               TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets
  as of September 30, 2000 and December 31, 1999.......................    2

Consolidated Statements of Operations
  for the Quarters ended September 30, 2000 and September 30, 1999,
  and the Nine Months Ended September 30, 2000 and September 30, 1999..    4

Consolidated Statements of Cash Flows
  for the Nine Months Ended September 30, 2000 and September 30, 1999..    5

Notes to Consolidated Financial Statements as of September 30, 2000....    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS..................................................    9

ITEM 3. QUANTITATIVE AND QUALITATIVE  DISCLOSURES
        ABOUT MARKET RISK..............................................   14

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A.  EXHIBITS:

            27  Financial Data Schedule

        B.  REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the three months ended September 30, 2000


SIGNATURE..............................................................   15

PART I.     FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

NATIONWIDE CREDIT, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)




                                                                  September 30,               December 31,
                                                                      2000                        1999
                                                                    Unaudited                   Audited
                                                              --------------------        ------------------
Assets
Current assets:
     Cash and cash equivalents                                       $  4,628                  $     --
     Cash held for clients                                              1,083                     1,090
     Accounts receivable, net of allowance of
       $498 and $351, respectively                                     18,903                    18,209
     Prepaid expenses and other current assets                          4,384                     2,603
                                                                     --------                  --------
Total current assets                                                   28,998                    21,902

Property and equipment, less accumulated
     Depreciation of $12,933 and $8,946, respectively                  19,089                    14,852


Other assets, net:
     Goodwill, less accumulated amortization of $9,705
      and $7,058, respectively                                         96,166                    98,812
     Other intangible assets, less accumulated
      amortization of $18,486 and $17,412, respectively                 1,792                     2,867
     Deferred financing costs, less accumulated
      amortization of $3,334 and $2,811, respectively                   3,632                     4,063
     Other assets                                                       1,960                     1,188
                                                                     --------                  --------
Total assets                                                         $151,637                  $143,684
                                                                     ========                  ========

The accompanying notes are an integral part of these consolidated balance sheets.

NATIONWIDE CREDIT, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)



                                                                  September 30, 2000          December 31, 1999
                                                                      Unaudited                    Audited
                                                                 -------------------         ------------------
Liabilities and stockholder's deficit

Current liabilities:
 Collections due to clients                                                $  1,083                   $  1,090
 Accrued compensation                                                         3,693                      4,557
 Accounts payable                                                             6,452                      6,468
 Accrued severance and office closure costs, current                            369                      1,139
 Restructuring accrual                                                          918                         --
 Other accrued liabilities                                                    6,618                      6,525
 Deferred revenue                                                               333                        500
 Current portion of capital leases                                              623                        293
 Current portion of notes payable                                                57                         60
 Current maturities of long-term debt                                         1,500                        750
                                                                           --------                   --------
Total current liabilities                                                    21,646                     21,382

Accrued severance and office closure costs, long-term                           609                        843
Capital lease obligations, less current portion                               1,617                        359
Long-term debt, less current maturities                                     132,503                    121,308
                                                                           --------                   --------
Total liabilities                                                           156,375                    143,892

Stockholder's deficit:
Common stock - $.01 par value
  Authorized shares - 10,000 shares
   Issued and outstanding shares - 1,000 shares                                  --                         --
Additional paid in capital                                                   49,465                     43,465
Accumulated deficit                                                         (54,063)                   (43,533)
Notes receivable - officers                                                    (140)                      (140)
                                                                           --------                   --------
                                                                             (4,738)                      (208)
                                                                           --------                   --------
Total liabilities and stockholder's deficit                                $151,637                   $143,684
                                                                           ========                   ========

The accompanying notes are an integral part of these consolidated balance sheets.

NATIONWIDE CREDIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands)

                                                              For the Three Months                      For the Nine Months
                                                               Ended September 30,                      Ended September 30,
                                                     ------------------------------------      -----------------------------------
                                                            2000               1999                   2000              1999
                                                          Unaudited         Unaudited               Unaudited         Unaudited
                                                     ------------------------------------      -----------------------------------
Revenue                                                   $31,359            $26,349               $ 98,673           $81,499

Expenses:
      Salaries and benefits                                19,339             16,657                 63,533            53,581
      Telecommunication                                     1,203              1,084                  3,695             3,182
      Occupancy                                             1,572              1,135                  4,699             3,268
      Other operating and administrative                    5,343              3,650                 15,640            10,353
      Depreciation and amortization                         3,086              2,316                  8,819             6,994
      Provision for employee severance, office
       closure and other unusual costs                        752                 --                    752               243
      Restructuring expense                                    --                 --                  1,274                --
                                                          --------------------------               --------------------------
Total expenses                                             31,295             24,842                 98,412            77,621
                                                          --------------------------               --------------------------
Operating income                                               64              1,507                    261             3,878
Interest expense                                            3,780              3,307                 10,791             9,525
                                                          --------------------------               --------------------------
Loss before income taxes                                   (3,716)            (1,800)               (10,530)           (5,647)

Provision for income taxes                                     --                 --                     --                --
                                                          --------------------------               --------------------------
Net loss                                                  $(3,716)           $(1,800)              $(10,530)          $(5,647)
                                                          ==========================               ==========================


The accompanying notes are an integral part of these consolidated statements.

NATIONWIDE CREDIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                      -------------------------------------------
                                                                             2000                      1999
                                                                           Unaudited                 Unaudited
                                                                      -----------------         -----------------
Operating activities
    Net loss                                                              $(10,530)                  $(5,647)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                      10,023                     7,388
         Other non-cash charges                                              2,279                       276
      Changes in operating assets and liabilities:
         Accounts receivable                                                  (841)                   (2,139)
         Prepaid expenses and other assets                                  (3,236)                   (1,661)
         Accrued compensation                                                 (864)                     (106)
         Accounts payable and other accrued liabilities                     (1,648)                   (4,246)
                                                                          --------                   -------
      Net cash used in operating activities                                 (4,817)                   (6,135)

Investing activities
     Purchases of property and equipment                                    (7,956)                   (2,916)

Financing activities
     Capital contribution                                                    6,000                     4,000
     Net proceeds from revolving credit facility                            12,179                     3,450
     Repayment of other long-term debt                                        (686)                     (188)
     Debt issuance costs                                                       (92)                     (144)
                                                                          --------                   -------
     Net cash provided by financing activities                              17,401                     7,118

     Increase (decrease) in cash and cash equivalents                        4,628                    (1,933)

Cash and cash equivalents at beginning of period                                --                     3,201
                                                                          --------                   -------
Cash and cash equivalents at end of period                                $  4,628                   $ 1,268
                                                                          ========                   =======
Supplemental disclosures of cash flow information:
     Cash paid for interest                                               $ 12,473                   $11,623
     Non-cash activities:
           Fixed assets acquired under capital lease obligations          $  2,037                   $    --


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

   Certain reclassifications were made to the December 31, 1999 balance sheet to conform with the September 30, 2000 presentation.

   Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

3. Long-Term Debt and Stockholder's Equity

   On April 18, 2000, the Company negotiated an amendment to its revolving credit facility and term loan (the "Bank Facilities") to create an additional $6.0 million of borrowing capacity to fund the Company's working capital needs. Specifically, the existing line of credit under the revolving credit facility was increased from $6.5 million to $12.5 million, maturing January 2004 and bearing interest at the Company's option of either (A) the Base Rate plus the Applicable Margin or (B) the Eurodollar Rate plus the Applicable Margin. The amendment also revised certain financial covenants. At the end of the third quarter 2000 the Company was in compliance with the financial covenants as revised on November 13, 2000. The Company will have to have a significant increase in EBITDA to achieve fourth quarter covenant levels.

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

   In July 2000, the Company established an additional reserve of $0.8 million primarily for the write-off of leasehold improvements and disposition of furniture and fixtures associated with the expiration of a lease. The Company relocated all operations to a new location in September 2000. Substantially all costs associated with closing this facility have been incurred.

   In the first nine months of 2000, the Company recorded a charge of $1.8 million against the provision, mostly related to office closure costs. The remaining accrued office closure costs of $1.0 million as of September 30, 2000 represent estimated future rent obligations under cancelled leases net of sublease income.

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

   The Company recorded a total estimated charge of $1.3 million to complete this plan, included in restructuring expenses. These charges include costs for severance and benefits to terminate and relocate employees, and the write-off of certain software and hardware. Management expects to complete the execution of this restructuring plan by June 2001.

   Components of the restructuring provision recorded in 2000 and utilized through September 30, 2000 are as follows (amounts in thousands):


                                                                                    Write-off
                                          Severance            Relocation            hardware
                                            costs                costs              /software              Total
                                      ----------------     ----------------     ----------------     ----------------
Provision as of June 30, 2000               $593                 $415                 $266                $1,274
Payments                                     356                    -                    -                   356
                                            ----                 ----                 ----               -------
Balance, September 30, 2000                 $237                 $415                 $266                $  918


   In the last quarter of 1999 and the first six months of 2000, the Company expanded its pre-chargeoff services to provide more comprehensive collection solutions for its clients. This expansion required the addition of two new facilities. Accordingly, in the first nine months of 2000, the Company incurred $1.2 million for the costs of such expansion activities, which are included in operating expenses, under "Other operating and administrative", "Salaries and benefits", and "Occupancy".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

(Nine months ended September 30, 2000 compared to nine months ended September 30, 1999)

Revenue. Total revenue increased $17.2 million or 21% from $81.5 million for the nine months ended September 30, 1999 to $98.7 million for the nine months ended September 30, 2000. The increase was primarily the result of (i) a $9.6 million increase in revenue from telecommunications account placements, (ii) a $8.7 million increase in revenue from outsourced pre-charge-off management services, (iii) a $5.9 million increase in revenue from consumer and financial services account placements, (iv) a $1.9 million increase in revenue from legal collections, partially offset by a $5.0 million decrease in revenue from on-site call center management services for a major telecommunications company and a $3.9 million decrease in revenue from healthcare and institutional services. In the first quarter of 2000, the Company gave notice of its intent to terminate its service offering of directory assistance operations for a telecommunications company, as it was not considered part of the core business of the Company. The Company ceased this operation by July 30, 2000. Revenues generated from directory assistance services in 1999 were less than 10% of the Company's total revenues for the year; the impact on net income is expected to be minimal in the year 2000.

Expenses. Salaries and benefits expense increased $9.9 million or 19% to $63.5 million for the nine months ended September 30, 2000 from $53.6 million for the nine months ended September 30, 1999. This increase is primarily the result of the Company's service expansion in outsourced pre-charge-off management services and telecommunications, including the impact of a parallel ramp-up of two new facilities in March and April 2000 (approximately $0.2 million).

Telecommunications expense increased $0.5 million or 16% to $3.7 million for the nine months ended September 30, 2000 from $3.2 million for the same period in 1999. The increase is primarily the result of increases in activity due to service expansion and the addition of new facilities in the first and second quarter of 2000.

Occupancy expense increased $1.4 million or 44% to $4.7 million for the nine months ended September 30, 2000 from $3.3 million for the same period in 1999. The increase is the result of annual rent escalations and the addition of new facilities in the fourth quarter of 1999 and the first quarter of 2000. These new facilities provide the needed capacity for future growth.

Other operating and administrative expense increased $5.3 million or 51% to $15.6 million for the nine months ended September 30, 2000 from $10.3 million for the same period in 1999. The increase is the result of the Company's service expansion.

Depreciation and amortization expense increased $1.8 million or 26% to $8.8 million for the nine months ended September 30, 2000 from $7.0 million for the period ended September 30, 1999. The increase was primarily the result of depreciation on capital assets acquired to open new facilities in late 1999 and the first half of 2000.

Provision for employee severance, office closure and other unusual charges. In July 2000, the Company established a reserve for $0.8 million primarily for the write-off of leasehold improvements and disposition of furniture and fixtures associated with the expiration of a lease. The Company relocated all operations to a new location in September 2000. Substantially all costs associated with closing this facility have been incurred.

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

Operating Income. Operating income was $0.3 million for the nine months ended September 30, 2000, a decrease of $3.6 million or 93 % from operating income of $3.9 million for the same period in 1999. This decrease is primarily the result of the restructuring charge, provision for office closure and deprecation on fixed assets acquired to open new facilities. Start-up costs related to the Company's growth and to the opening of two new facilities including the impact of parallel staffing costs temporarily reduced margins in the nine month period as capacity was added to meet the projected increase in business activity. The Company incurred $1.2 million for the costs of such expansion activities in the nine months ended September 30, 2000.

Interest Expense. Interest expense related to the Term Loan Facility, Senior Notes and capital leases was $10.8 million for the nine months ended September 30, 2000 compared to $9.5 million for the same period in 1999, an increase of $1.3 million. This increase is the result of (i) borrowings of $12.2 million against the revolving credit facility, (ii) an increase in interest rates on the term loan facility and (iii) interest paid on capital lease obligations incurred since the fourth quarter of 1999.

Net Loss. The Company incurred a net loss for the nine months ended September 30, 2000 of $10.5 million as compared to a net loss of $5.6 million in the same period of 1999.

(Three months ended September 30, 2000 compared to three months ended September 30, 1999)

Revenue. Total revenue was $31.4 million for the three months ended September 30, 2000, as compared to $26.3 million for the three months ended September 30, 1999, an increase of $5.0 million or 19%. The increase was primarily the result of (i) an increase in revenue of $3.5 million from telecommunications account placements (ii) an increase in revenue of $2.8 million from outsourced pre-charge-off management services, (iii) an increase in revenue of $1.9 million from consumer and financial services account placements and (iv) an increase in revenue $0.8 million from legal collections. These increases were partially offset by (i) a decrease in revenue of $2.3 million from on-site call center management services for a major telecommunications company and (ii) a decrease in revenue of $1.7 million from healthcare and institutional services.

Expenses. Salaries and benefits expense increased $2.7 million or 16% to $19.3 million for the three months ended September 30, 2000 from $16.6 million for the three months ended September 30, 1999. This increase is primarily the result of the Company's service expansion in outsourced pre-charge-off management services and telecommunications.

Telecommunications expense increased 0.1 million or 11% to $1.2 million for the three months ended September 30, 2000 from $1.1 million for the same period in 1999.

Occupancy expense increased $0.4 million or 39% to $1.5 million for the three months ended September 30, 2000 from $1.1 million for the same period in 1999. The increase is the result of annual rent escalations and the addition of two new facilities in the fourth quarter of 1999 and the first quarter of 2000. These new facilities provide the needed capacity for future growth.

Other operating and administrative expense increased $1.7 million or 47% to $5.3 million for the three months ended September 30, 2000 from $3.6 million for the same period in 1999. The increase is the result of the Company's service expansion.

Depreciation and amortization expense increased $0.8 million or 33% to $3.1 million for the three months ended September 30, 2000 from $2.3 million for the period ended September 30, 1999. The increase was primarily the result of depreciation on capital assets acquired to open new facilities in late 1999 and the first half of 2000.

Provision for employee severance, office closure and other unusual charges. In July 2000, the Company established a reserve for $0.8 million primarily for the write-off of leasehold improvements and disposition of furniture and fixtures associated with the expiration of a lease. The Company relocated all operations to a new location in September 2000. Substantially all costs associated with closing this facility have been incurred.

Operating Income. Operating income was $0.1 million for the three months ended September 30, 2000, a decrease of $1.4 million or 96% from operating income $1.5 million for the same period in 1999. This decrease is primarily the result of the provision for office closure and deprecation on fixed assets acquired to open new facilities.

Interest Expense. Interest expense related to the Term Loan Facility, Senior Notes and capital leases was $3.8 million for the three months ended September 30, 2000 compared to $3.3 million for the same period in 1999, an increase of $0.5 million. This increase is the result of (i) borrowings against the revolving credit facility, (ii) an increase in interest rates on the term loan facility and (iii) interest on new capital lease obligations.

Net Loss. The Company incurred a net loss for the three months ended September 30, 2000 of $3.7 million as compared to a net loss of $1.8 million in the same period of 1999.

Liquidity and Capital Resources

During the first nine months of 2000, the Company's continued growth resulted in an increase in working capital requirements. To support this growth, the Company purchased approximately $8.0 million of property and equipment and entered into capitalized leases totaling approximately $2.0 million. These capital acquisitions along with the additional working capital requirements were financed by an additional equity investment of $6.0 million from the Company's current investors and borrowings of $12.2 million under the Revolving Credit Facility.

Cash used in operating activities was $4.8 million for the nine months ended September 30, 2000 as compared to $6.1 million for the nine months ended September 30, 1999, resulting in a decrease in cash used of $1.3 million. Net working capital increased by $6.8 million to $7.3 million in the nine months ended September 30, 2000 as compared to $0.5 million at December 31, 1999. This increase is primarily due to an increase in cash and cash equivalents for the nine months ended September 30, 2000 as compared to December 31, 1999. Net income before extraordinary items and after adding back depreciation, amortization, non-recurring charges, taxes and interest (EBITDA) increased 13% to $12.6 million for the nine months ended September 30, 2000 from $11.1 million for the nine months ended September 30, 1999.

Cash used in investing activities for the nine months ended September 30, 2000 was $8.0 million as compared to $2.9 million for the nine months ended September 30, 1999. The Company's principal use of cash in investing activities during the first nine months of 2000 was for capital expenditures, primarily for new computers, furniture and fixtures, leasehold improvements and telecommunications equipment for the new facilities.

Cash provided by financing activities was $17.4 million for the nine months ended September 30, 2000 representing $6.0 million of equity contribution from current investors, $12.2 million in proceeds from a revolving line of credit, $0.7 million of repayments on long-term debt and $0.1 million of debt issuance costs. Cash provided by financing activities was $7.1 million for the nine months ended September 30, 1999, representing $4.0 million of equity contribution from current investors, $3.4 million in proceeds from a revolving line of credit, repayments of $0.2 million on the term loan facility and $0.1 million of debt issuance costs.

During the second quarter of 2000, the Company negotiated an amendment to its credit agreement (the "Amended and Restated Credit Agreement") that created an additional $6.0 million of borrowing capacity and revised the cumulative EBITDA and related financial covenants to reflect the Company's revised EBITDA expectations. Substantially all the agreements relating to the Company's outstanding indebtedness contain covenants that impact the Company's liquidity and capital resources, including financial covenants and restrictions on the incurrence of indebtedness, liens, and asset sales. At the end of the third quarter 2000 the Company was in compliance with the covenants as revised on November 13, 2000. The Company will have to have a significant increase in EBITDA to achieve fourth quarter covenant levels.

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

Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the credit facilities will be adequate to allow for anticipated capital expenditures for the next several years, to fund working capital requirements and to make required payments of principal and interest on its debt for the next several years. However, if the Company is unable to generate sufficient cash flows from operations in the future, it may be necessary for the Company to refinance all or a portion of its debt, obtain additional financing or obtain additional equity contribution from existing investors, but there can be no assurance that the Company will be able to effect such refinancing or obtain additional financing on commercially reasonable terms or at all.

Income Taxes

The Company has not recorded any tax benefit on its loss before income taxes for the nine months ended September 30, 2000 due to the uncertainty regarding the realization of such benefits.

Year 2000

In 1997, the Company initiated a company-wide Year 2000 project based on a methodology recommended by an outside consultant, with a dedicated Year 2000 project office and coordinator. During the third quarter of 2000, the Company experienced no disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are promptly addressed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


                                 Long Term Debt
                             Non-Traded Instruments
                            As of September 30, 2000
                                  (In $000's)

                                                                                                                Fair
                                      2000      2001      2002      2003      2004   Thereafter     Total       Value
                                  -------------------------------------------------------------------------------------
Variable Rate:
    (1)  Term Loan Facility :       $  563    $1,250    $1,250    $1,200   $17,500     $     --    $21, 763     $21,763
           $18.0 million             10.67%    10.67%    10.67%    10.67%    10.67%       10.67%
           $ 0.4 million             12.50%    12.50%    12.50%    12.50%    12.50%       12.50%
           $ 3.45 million            12.75%    12.75%    12.75%    12.75%    12.75%       12.75%
    (2)  Revolving Loan
           $12.2 million             12.25%    12.25%    12.25%    12.25%    12.25%       12.25%   $ 12,179     $12,179

Fixed Rate:
    Senior Notes due 2008:          $   --    $   --    $   --    $   --   $    --     $100,000    $100,000     $25,000
    $100 million @ 10.25%                                                                 10.25%

    Security Agreements             $   10    $   63    $   46                                     $    119     $   119
                                     22.50%    22.50%    22.50%


The Company's primary risk exposure in the normal course of business is that of interest rate risk. There have been no material changes in this type of exposure since December 31, 1999.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Nationwide Credit, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NATIONWIDE CREDIT, INC.



/s/ Eric R. Dey
--------------------------------
Eric R. Dey
Chief Financial Officer

Dated:  November 14, 2000