Form 10-K405
period 2000-12-31
NATIONWIDE CREDIT INC
filed 2001-04-02
CIK 1059083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period From ______________ to
     ______________.

                        Commission File Number 333-57429

                             NATIONWIDE CREDIT, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Georgia                                                58-1900192
-------------------------------                              -------------------
(State or Other Jurisdiction of                                (Irs Employer
Incorporation or Organization)                               Identification No.)

2015 Vaughn Road, Building 300, Kennesaw, Georgia                       30144
-------------------------------------------------                     ----------
       (Address of Principal Executive Offices)                       (Zip Code)

                                 (770) 933-6659
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code

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

        Yes [X]       NO [ ]

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

Indicate the number of shares outstanding of each registrant's classes of common stock, as of the latest practicable date.

    CLASS                                          OUTSTANDING AT MARCH 15, 2001
------------                                       -----------------------------
COMMON STOCK                                                    1,000

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ITEM 1 - BUSINESS

OVERVIEW

     Nationwide Credit, Inc. (the "Company") is among the largest independent providers of accounts receivable management services in the United States, as measured by the aggregate principal value of consumer debt placed by credit grantors for collection. The Company offers contingent fee collection, pre-chargeoff accounts receivable management and on-site collection management services, primarily to financial institutions, government agencies, retail and consumer businesses, telecommunications companies and healthcare providers. The Company provides customized past-due account collection and accounts receivable management services to its clients through a nationwide network of 15 call centers located in 11 states. The Company employs sophisticated call management systems comprised of predictive dialers, automated call distribution systems, digital switching and customized computer software.

     The Company has historically generated substantially all of its revenue from the recovery of delinquent accounts receivable on a contingency fee basis. The Company has expanded its pre-chargeoff accounts receivable management services, in which the Company contacts debtors earlier in the collection cycle in an effort to bring the account current before the credit grantor formally charges off the past-due balance. Revenue is earned and recognized upon collection of the accounts receivable for contingent fee services and as work is performed for fixed fee services. The Company enters into written contracts with most of its clients, which define, among other things, fee arrangements, scope of services and termination provisions. Generally, either party may terminate the contracts on 30 to 90 days' notice.

     The Company's costs consist principally of payroll and related personnel costs, telecommunications, occupancy and other operating and administrative costs, and depreciation and amortization. Payroll and related personnel costs consist of wages and salaries, commissions, bonuses and benefits. Other operating and administrative costs include postage and mailing costs, equipment rental, equipment maintenance, marketing, data processing and professional fees.

COMPANY HISTORY

     The Company was incorporated in 1990, as a Georgia corporation. On December 31, 1997, NCI Acquisition Corporation ("NAC"), NCI Merger Corporation ("Merger Sub"), the Company, First Data Corporation (the "Seller" or "First Data") and its wholly owned subsidiary, First Financial Management Corporation ("FFMC"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Merger Sub merged with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of NAC (the "Merger"). The transaction was accounted for under the purchase method of accounting with the consideration and related fees of the acquisition allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of the acquisition. After applicable purchase price adjustments, the merger consideration consisted of $147.3 million in cash (before transaction costs of $2.6 million). The excess of the cost over the fair value of net assets acquired of $116.0 million is being amortized on a straight-line basis over 30 years. Other identifiable intangible assets were primarily comprised of the fair value of existing account placements acquired of $14.5 million and non-compete agreements of $5.7 million. The value of existing placements was amortized in 1998. The non-compete agreements are being amortized over four years. The Merger and related fees were initially financed through borrowings of $125.0 million under a $133.0 million senior credit facility (the "Acquisition Facilities") provided by Lehman Commercial Paper, Inc. and a contribution of $40.4 million of equity capital. The Acquisition Facilities, including the fees and expenses related thereto, were refinanced through (i) $100.0 million of proceeds from an offering of 10.25% Senior Notes (the "Notes"), and (ii) $60.0 million of senior secured debt (the "Senior Credit Facilities"), of which $25.0 million was drawn concurrent with the execution of the Notes. The Merger, the Acquisition Facilities, the Senior Credit Facilities and the offering of the Notes, together with the application of the proceeds from the Acquisition Facilities, the Senior Credit Facilities and the Notes, are collectively referred to as the "1998 Transactions." As a result of the acquisition of the Company and in connection with the implementation of an operating improvement plan, the Company accrued estimated costs of approximately $4.0 million associated with closing certain offices and branches ($2.3 million), severance payments to employees ($0.8 million) and relocation costs ($0.9 million). Specifically, the Company closed or reduced branches which were not operating at full capacity, or whose operations could be consolidated with other branches. Any costs to be paid in 2001 and 2002 are primarily associated with lease commitments on facilities closed during 1998.

COMPETITIVE STRENGTHS

     The accounts receivable management services industry is highly fragmented and competitive. The Company competes with approximately 6,200 providers, including large national corporations such as Outsourcing Solutions, Inc., GC Services, Inc., NCO Group, Inc. and Risk Management Alternatives, Inc., as well as many regional and local firms. Many larger clients retain multiple accounts receivable management and recovery service providers which exposes the Company to continuous competition in order to remain a preferred vendor. In addition, despite what the Company believes to be a trend among credit grantors to outsource their accounts receivable functions, many of the Company's clients and prospective clients internally satisfy varying portions of their accounts receivable management requirements. Moreover, the Company has recently expanded its services to include pre-chargeoff accounts receivable and on-site collection management services, which certain of the Company's competitors have previously undertaken. There can be no assurance that the Company's clients and potential clients will not decide to increase their reliance on internal accounts receivable capabilities or the Company's competitors to provide these services. The Company believes that the primary competitive factors in obtaining and retaining clients are the ability to provide customized solutions to a client's requirements, personalized service, and sophisticated call and information systems.

THE COMPANY BELIEVES THAT IT HAS THE FOLLOWING COMPETITIVE STRENGTHS:

     REPUTATION AS AN INDUSTRY LEADER. The Company (or its predecessors) has been in the accounts receivable management business since 1947 and has grown to become one of the largest independent providers of accounts receivable management services in the United States, as measured by placement volume. The Company has long-standing relationships with many of its clients.

     INNOVATIVE PROBLEM SOLVING APPROACH. The Company employs a consultative selling approach whereby the client's problems and needs are determined and the Company designs a customized solution.

     COLLECTION PERFORMANCE. Most clients utilize multiple accounts receivable management service providers and choose these providers based upon overall collection results. The Company has developed a disciplined approach to collections that effectively utilizes technology and personnel training programs in a way that management believes is unique in the industry. The Company is often one of the largest providers of accounts receivable management services to its major clients as a result of consistently superior collections performance.

     NATIONAL PRESENCE. The Company currently collects in all 50 states through 15 call centers located in 11 states and one corporate office. The Company believes its ability to collect nationally provides a competitive advantage when servicing large, national credit grantors and positions it well to benefit from the industry's ongoing consolidation.

     STRONG MANAGEMENT. The Company has assembled an executive management team with extensive experience in the collections industry, call center management and labor intensive operations. In addition, the Company has a very experienced team of line managers at the call center level. These managers have worked an average of over ten years with the Company.

     DISTINGUISHED CLIENT BASE. The Company focuses on leading credit grantors including American Express, AT&T, the Department of Education (the "DOE"), Providian National Bank, General Motors Acceptance Corporation ("GMAC"), MCI, Bank of America, Discover Financial Services, DirecTV and Wachovia. Moreover, the Company (or its predecessors) has been in the collection business since 1947 and has had relationships with some of its clients for more than 15 years, including DOE
(16 years) and American Express (29 years).

BUSINESS STRATEGY

     The Company's experience, performance and market share contributes to its success and position as an industry leader. In order to generate increased revenue and reduce costs, the Company has developed a business strategy emphasizing the following key components:

     FOCUS ON CORE COLLECTION ACTIVITIES. The Company believes it has a competitive advantage in the marketplace based on its reputation and performance as a leading collection management service provider serving a wide range of credit grantors. Due to favorable industry trends, the Company believes that the contingent placement market will continue to experience attractive growth and the Company intends to rely on its strong collection performance to attract a greater share of contingent placements from existing clients and to develop new contingent placement relationships.

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

     LEVERAGE SIZE AND NATIONAL REACH. The Company believes that its national presence, infrastructure and operating expertise allow it to provide superior accounts receivable management services for large national credit grantors, including the federal government. The Company intends to capitalize on its ability to manage large national placements by taking advantage of opportunities that arise from consolidation among credit grantors and by extending its non-traditional services to clients located throughout the United States.

SERVICES

     In order to achieve its objective of becoming the accounts receivable management service firm of choice for its clients, the Company has developed specialized and cost-effective services. The Company's wide range of programs and products allows the Company to provide the best solution for its clients that results in meeting their outsourcing objectives. The Company employs a consultative approach that seeks to provide solutions to each client's unique problems. These services range from traditional, post-chargeoff contingency collection services to on-site management of all stages of a client's accounts receivable process and outsourcing.

FOLLOWING IS A DESCRIPTION OF THE SERVICES OFFERED BY THE COMPANY:

     CONTINGENT FEE SERVICES. The Company is among the largest independent providers of contingent fee services in the United States and offers a full range of contingent fee collection services to consumer credit grantors. The Company utilizes sophisticated management information systems to leverage its experience with locating, contacting and effecting payment from delinquent account holders. With 15 call centers in 11 states and approximately 2,600 employees, the Company has the ability to service a large volume of accounts with national coverage. The Company generated approximately 71%, 77% and 83% of its revenue through contingent fee services for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

     PRE-CHARGEOFF RECEIVABLE MANAGEMENT SERVICES. In addition to traditional contingent fee collection services, the Company has developed pre-chargeoff programs. In these programs, the Company receives accounts from credit grantors before chargeoff and earns a fixed fee per account or employee rather than a percentage of realized collections. With its operational expertise in managing receivables, the Company offers credit grantors a variety of pre-chargeoff outsourcing options including (i) staff augmentation, (ii) inbound and outbound calling programs, (iii) skiptracing in cases where the client's customer's telephone number or address is unknown, a systematic search is performed using postal change of address services, credit agency reports, consumer data bases, electronic telephone directories, and tax assessor and voter registration sources and (iv) total outsource. Account follow-up is an extension of the client's existing procedures utilizing experienced customer service collection personnel to fully collect balances of delinquent accounts. The Company believes that outsourcing these services allows credit grantors to reduce collections costs while also achieving lower delinquencies, improved customer retention and reduced chargeoffs.

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

CUSTOMERS

     The Company services a large and recognized client base which includes American Express, AT&T, the DOE, Providian National Bank, GMAC, MCI, Bank of America, Discover Financial Services, DirecTV and Wachovia. Some of these clients have used the Company or its predecessors for more than 15 years including DOE (16 years) and American Express (29 years).

     The Company categorizes its clients by industry. The Company's revenues from the following industries for 2000 are:

             Financial and Consumer Services                   70%
             Telecommunication                                 18%
             Institutional (1)                                  8%
             Healthcare                                         4%
                                                            ------
             Total                                          100.0%

(1) Institutional revenue consists primarily of revenue from local, state and federal government entities.


     Revenue from American Express for the years ended December 31, 2000, 1999, and 1998 accounted for approximately 33%, 34%, and 35% of the Company's revenue, respectively. Revenue from MCI for the years ended December 31, 2000, 1999, and 1998 accounted for approximately 14%, 12%, and 6% of the Company's revenue, respectively. Revenue from Providian National Bank for the years ended December 31, 2000 and 1999 accounted for approximately 11% and 5% of the Company's revenue, respectively. Revenue from the DOE for years ended December 31, 2000, 1999, and 1998 accounted for approximately 6%, 8%, and 9% of the Company's revenue, respectively. In addition, the Company's ten largest clients accounted for approximately 80%, 75%, and 70% of the Company's revenue for the years ended December 31, 2000, 1999 and 1998, respectively. A significant downturn in placements by these clients or a change in placement or compensation practices could have a material adverse effect on the Company.

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

SALES AND MARKETING

     The Company's sales and marketing activities are coordinated by the Company's Co-Chief Executive Officers, supported by a sales force. The Vice Chairman is directly responsible for the Company's largest account, American Express. The Company's marketing strategy is to grow the business by providing innovative problem solving solutions for major credit grantors. This focused approach emphasizes the core competencies of the Company.

TECHNOLOGY

     The Company utilizes a variety of management information and telecommunications systems to enhance productivity in all areas of its business. The Company has three primary software systems dedicated to its core business. One system is a program developed and used primarily for one of its largest clients. Third parties developed the other two systems and the Company believes them to be the most advanced commercially available collection software. Both systems have been tailored to meet the specific needs of the Company's clients and, in many cases, to integrate smoothly into their accounts receivable management processes. These systems also interface with certain commercially available databases, which provide information used for debtor evaluation and contacts.

     All three systems utilize a mainframe configuration and are designed to provide maximum flexibility to the call centers while providing the centralized controls necessary for effective management and for client interfaces. The in-house system also implements a distributed architecture, allowing each collections facility to function independently. In addition, the Company may use the systems provided by its clients to perform collection services on their behalf.

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

     The accounts receivable management business is also subject to state regulation. Some states require that the Company be licensed as a debt collection company. Management believes that the Company currently holds appropriate licenses from all states where required.

     Strict compliance with all of the relevant laws and regulations governing the accounts receivable management industry is considered a top priority by the Company. The Company established new processes for complaint prevention and resolution that has set the standard for the debt collection industry. The processes are administered in the field and monitored by the Senior Vice President of Human Resources and a special committee of the Company's Board of Directors. Any complaint against the Company or one of its employees is recorded, a thorough investigation is initiated and appropriate corrective measures are taken.

EMPLOYEES AND TRAINING

     As of December 31, 2000, the Company had a total of approximately 2,600 employees, of which approximately 2,000 were collectors. None of the Company's employees is represented by a labor union. The Company believes that its relations with its employees are good.

     The Company's success in recruiting, hiring and training a large number of employees is important to its ability to provide high quality accounts receivable management and collections services to its clients. The Company believes that the experience and expertise of its call center management personnel afford it a significant competitive advantage compared to other collection agencies. These management personnel have worked with the Company for an average of over ten years. The Company recognizes the significant role these line managers play in the Company's success and, to assist in their retention, the Company compensates them at levels it believes to be above the industry standard. The Company does not limit hiring to those with previous collection experience. Generally, the Company hires a mix of people with previous experience in collections or accounts receivable management, as well as people whom the Company believes possess the necessary skills to be successful collectors.

     All new employees are required to successfully complete the Company's extensive training program. The Company designed its training program to foster competency and proficiency in the employee's collection activities, including negotiating skills and account procedures. The instructors for the training program are all certified by the American Collectors Association. All collector training provides coverage of compliance with the FDCPA and other laws governing the industry. To the extent required, all collectors are licensed and registered in states where the debtors reside. Only after licensing, registration and training are collectors assigned an account for collection.

ITEM 2 - PROPERTIES

     As of December 31, 2000, the Company operated 15 call centers and one corporate office located in 11 states across the United States, all of which are leased. The chart below summarizes the Company's facilities as of December 31, 2000:

                                                        Approximate
          Location of Facility                         Square Footage
          ----------------------------------------------------------

          Fresno, CA                                       27,583
          Riverside, CA                                    24,584
          Sacramento, CA                                   13,967
          Louisville, KY                                    9,200
          Hendersonville, TN                               11,500
          Atlanta, GA                                      10,335
          Phoenix, AZ                                      44,966
          Woburn, MA                                        7,602
          Shawnee Mission, KS                               8,711
          Houston, TX                                      22,407
          Lauderdale Lake, FL                              13,781
          Westlake, OH                                     13,127
          Kennesaw, GA                                     80,248
          Vestal, NY                                       54,957
          Endicott, NY                                     13,559

     The expiration dates of the leases of these facilities, most of which contain renewal options, range from 2001 to 2011. The Company believes that suitable additional or alternative space will be available as needed on commercially acceptable terms. The Company believes that its facilities provide an adequate base of operations for the foreseeable future.

ITEM 3 - LEGAL PROCEEDINGS

     The Company is involved in legal proceedings from time to time in the ordinary course of business involving claims for damages, which constitute routine litigation incidental to the business. While the ultimate results of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that none of these actions, if adversely determined, would have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

     All of the Company's outstanding common stock is held by NCI Acquisition Corporation, and, accordingly, there is no established public trading market for the Company's common stock. The Company paid no dividends since inception, and its ability to pay dividends is limited by the terms of certain agreements related to its indebtedness. For a discussion of these limitations, see Note 6 to the Consolidated Financial Statements.

DIVIDEND POLICY

     The Company does not anticipate paying cash dividends on its common stock in the foreseeable future. In addition, the Company's Senior Credit Facilities prohibits the Company from paying cash dividends without the lenders' prior consent. The Company currently intends to retain future earnings to finance its operations and fund the growth of the business. The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. Any payment of future dividends will be made at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     Not Applicable

ITEM 6 - SELECTED FINANCIAL DATA

     In the 1997 Transactions, the Company was acquired by NAC. The predecessor to the Company (the "Predecessor Company") was Nationwide Credit, Inc., a wholly owned subsidiary of First Financial Management Corporation ("FFMC"), a wholly owned subsidiary of First Data Corporation. The Predecessor Company was acquired in June 1990 by FFMC. First Data's October 1995 merger with FFMC, accounted for under the pooling of interests method, resulted in the combination of First Data's accounts receivable management company, ACB, with the Company. ACB was primarily the result of two businesses purchased and combined by First Data in 1993. The following table presents selected historical consolidated financial information of the Company and the Predecessor Company, as of the dates and for the periods indicated. The historical consolidated financial information of the Company and the Predecessor Company has been derived from the respective consolidated financial statements. The selected consolidated historical financial information should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The 2000, 1999 and 1998 consolidated financial statements of the Company have been audited by Arthur Andersen LLP, independent public accountants. Ernst & Young LLP, independent auditors, audited the years ended December 31, 1997 and 1996.

                                                                  Year Ended December 31,
                                              ------------------------------------------------------------
                                                 2000         1999         1998   |     1997        1996
                                              ------------------------------------|-----------------------
                                                          The Company             |      Predecessor(1)
                                              ------------------------------------------------------------
                                                                  (Dollars in Thousands)
                                              ------------------------------------------------------------
                                                                                  |
STATEMENT OF OPERATIONS DATA:                                                     |
Revenue                                       $ 131,180    $ 112,658    $ 102,797 |  $ 119,013   $ 138,905
Expenses                                                                          |
Salaries and benefits                            83,134       75,029       64,825 |     66,376      73,636
Telecommunication                                 5,007        4,378        4,960 |      6,236       7,341
Occupancy                                         6,006        4,757        4,212 |      5,014       4,602
Other operating and administrative               20,759       12,956       14,249 |     22,516      26,586
Depreciation and amortization                    11,972        9,875       24,315 |     14,364      12,021
Provision for employee severance and office                                       |
closure (2)                                       3,122         (469)       1,563 |        679       4,323
Other unusual costs (2)                           2,451        1,091           -- |         --          --
Goodwill write-off (3)                               --           --       10,100 |         --          --
Overhead charges from First Data                     --           --           -- |      1,190       1,389
                                              ---------    ---------    --------- |  ---------   ---------
Operating  (loss) income                         (1,271)       5,041      (21,427)|      2,638       9,007
Interest expense, net                            14,530       12,946       13,418 |        122         241
                                              ---------    ---------    --------- |  ---------   ---------
(Loss) income before income taxes and                                             |
    extraordinary item                          (15,801)      (7,905)     (34,845)|      2,516       8,766
Provision for income taxes                           --           --           -- |      2,423       4,449
                                              ---------    ---------    --------- |  ---------   ---------
                                                                                  |
(Loss) income before extraordinary item         (15,801)      (7,905)     (34,845)|         93       4,317
                                                                                  |
Extraordinary loss on debt extinguishment            --           --          783 |         --          --
                                              ---------    ---------    --------- |  ---------   ---------
Net (loss) income                             $ (15,801)   $  (7,905)   $ (35,628)|  $      93   $   4,317
                                              =========    =========    ========= |  =========   =========
                                                                                  |
OTHER DATA:                                                                       |
Ratio of earnings to fixed charges (4)              0.1x         0.4x          -- |        2.4x        6.2x
Adjusted EBITDA (5)                           $  16,507    $  15,671    $  14,551 |  $  21,169   $  25,351
Adjusted EBITDA margin (5)                         12.6%        13.9%        14.2%|       17.8%       18.3%
Net cash (used in) provided by:                                                   |
Operating activities                          $  (4,746)   $    (528)   $   4,023 |  $  14,624   $   23,898
Investing activities                             (8,785)      (9,359)    (153,409)|    (29,626)      (7,824)
Financing activities                             15,957        6,686      151,199 |     12,281      (18,197)
Capital expenditures                              8,785        9,359        3,897 |      5,465        7,005
                                              ----------------------------------- |
                                                          December 31,
                                              -----------------------------------
                                                  2000         1999        1998
                                                           The Company
                                              -----------------------------------
BALANCE SHEET DATA:
Cash                                          $   2,426    $      --    $   3,201
Total assets                                    144,055      143,684      140,315
Total indebtedness (6)                          134,671      122,770      118,750
Stockholder's equity                            (10,009)        (208)       3,697


(1) In February 1997, the Predecessor Company acquired certain assets of Consolidated Collection Co. ("Consolidated") for $23.3 million. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Consolidated are included in the Company's consolidated financial statements from the date of acquisition.

(2) The Company recorded charges for employee severance and office closure of $3.1 million in 2000, a reduction in expense of $0.5 million in 1999 and $1.6 million of expense for 1998. Included in the $3.1 million in 2000 are $1.3 million related to the relocation of certain administrative services and the termination of an outsourcing contract with a major telecommunications company. The provision for the years 1997, and 1996 represents charges incurred as a result of integrating the operations of the Company and ACB, which resulted from First Data's 1995 merger with FFMC.

     The Company recorded other unusual costs of $2.5 million and $1.1 million in 2000 and 1999, respectively. Included in the $2.5 million in 2000 are $1.5 million for costs associated with the opening of two new facilities and an impairment charge of $1.0 million related to certain long-lived assets. In 1999, the Company incurred $1.1 million of other unusual costs related to a potential name change and development of a marketing and strategic plan related to a repositioning of the Company in the marketplace.

(3) In December 1998, management determined that a goodwill write-off was required relating to the closing of the Company's Denver facility. The revenue from continuing clients was not sufficient to cover fixed operating costs of a separate facility. The Company closed the Denver facility on February 28, 1999 and moved the remaining account placements to another facility. The Company recorded a goodwill write-off of $10.1 million related to the Denver operation which represented approximately 65% of the goodwill attributed to the Denver operation.

(4) For purposes of the ratio of earnings to fixed charges, (i) earnings include earnings before income taxes and fixed charges and (ii) fixed charges consist of interest on all indebtedness, amortization of deferred financing costs and that portion of rental expense that the Company believes to be representative of interest expense.

(5) Adjusted EBITDA is defined in the Company's Credit Agreement as earnings before interest, taxes, depreciation, amortization and certain unusual costs. These other unusual costs include, among other things, provision for merger costs, employee severance, office closure, write-off of payments made to clients on certain account balances, goodwill write-off, non-recurring contract settlement expense, non-recurring settlement expense with the FTC and non-recurring expense related to DOE chargebacks. Adjusted EBITDA reconciles to net income as follows:

                                                   -------------------------------------------------------
                                                                   Year Ended December 31,
                                                   --------------------------------------------------------
                                                      2000        1999       1998    |    1997       1996
                                                   ----------------------------------|---------------------
                                                              The Company            |    Predecessor
                                                   --------------------------------------------------------
                                                                         (Dollars in Thousands)
                                                   -------------------------------------------------------
Net (loss) income                                  $(15,801)   $ (7,905)   ($35,628) |  $     93   $  4,317
Add:                                                                                 |
Depreciation and amortization                        11,972       9,875      24,315  |    14,364     12,021
Goodwill write-off                                       --          --      10,100  |        --         --
Provision for merger costs, employee severance                                       |
   and office closure                                 3,122        (469)      1,563  |       679      4,323
Other unusual charges                                 2,451       1,091          --  |        --         --
Non-recurring contract settlement                        --          --          --  |     1,553         --
Non-recurring settlement expense with the FTC                                        |
    and expenses associated with DOE chargebacks         --          --          --  |     1,935         --
Interest expense, net                                14,530      12,946      13,418  |       122        241
GAAP rent                                               233         133          --  |        --         --
Provision for income taxes                               --          --          --  |     2,423      4,449
Extraordinary loss on debt extinguishment                --          --         783  |        --         --
                                                   ----------------------------------|---------------------
Adjusted EBITDA                                    $ 16,507    $ 15,671    $ 14,551  |  $ 21,169   $ 25,351
                                                   ========================================================

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

(6) Total indebtedness as of December 31, 2000 includes $100.0 million 10.25% Senior Notes due 2008 (the "2008 Notes"), $21.5 million in term loans, $11.0 million in revolving credit, $2.1 million in capital lease obligations, and $0.1 million in notes payable. Total indebtedness as of December 31, 1999 included $100.0 million 2008 Notes, $21.9 million in term loans, $0.7 million in capital lease obligations, and $0.2 million in notes payable. Total indebtedness as of December 31, 1998 included $100.0 million 2008 Notes and an $18.8 million term loan.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is among the largest independent providers of accounts receivable management services in the United States, as measured by the aggregate principal value of consumer debt placed by credit grantors for collection. The Company offers contingent fee collection, pre-chargeoff accounts receivable management and on-site management services, primarily to financial institutions, government agencies, retail and consumer businesses, telecommunications companies and healthcare providers. The Company provides sophisticated, customized past-due account collection and accounts receivable management services to its clients through a nationwide network of 15 call centers located in 11 states.

     The Company had historically generated substantially all of its revenue from the recovery of delinquent accounts receivable on a contingent fee basis. The Company also provides pre-chargeoff accounts receivable management services, in which the Company contacts debtors earlier in the collection cycle in an effort to bring the account current before the credit grantor formally charges off the past-due balance. Revenue is earned and recognized upon collection of the accounts receivable for contingent fee services and as work is performed for fixed fee services. The Company enters into contracts with most of its clients, which define, among other things, fee arrangements, scope of services and termination provisions. Generally, either party may terminate contingency fee contracts on 30 to 90 days' notice. Fixed fee contracts tend to be longer in duration with extended termination provisions. The Company's costs consist principally of payroll and related personnel costs, telecommunications, occupancy, other operating and administrative costs, and depreciation and amortization. Payroll and related personnel costs consist of wages and salaries, commissions, bonuses and benefits. Other operating and administrative costs include postage and mailing costs, equipment rental, equipment maintenance, marketing, data processing and professional fees.

RESULTS OF OPERATIONS

     COMPARISON OF YEAR ENDED DECEMBER 31, 2000, TO YEAR ENDED DECEMBER 31,
1999.

     REVENUE. Total revenue increased $18.5 million or 16% from $112.7 million for 1999 to $131.2 million for 2000. The increase was primarily the result of
(i) a $5.0 million increase in revenue from telecommunications account placements and on-site collections for a major telecommunications company, (ii) a $8.8 million increase in revenue from outsourced pre-charge-off management services, (iii) a $9.7 million increase in revenue from consumer and financial services account placements, partially offset by a $5.0 million decrease in revenue from healthcare and institutional services. In the first quarter of 2000, the Company gave notice of its intent to terminate its service offering of directory assistance operations for a telecommunications company, as it was not considered part of the core business of the Company. The Company ceased this operation by July 30, 2000 and the impact on net income was minimal in the year 2000.

     EXPENSES. Salaries and benefits expense increased $8.1 million or 11% to $83.1 million for 2000 from $75.0 million for 1999. This increase was primarily the result of the Company's service expansion in outsourced pre-charge-off management services and telecommunications.

     Telecommunications expense increased $0.6 million or 14% to $5.0 million for 2000 from $4.4 million for 1999. The increase was primarily the result of increases in activity due to service expansion and the addition of new facilities in the first and second quarter of 2000.

     Occupancy expense increased $1.2 million or 26% to $6.0 million for 2000 from $4.8 million for 1999. The increase was the result of adding new facilities in the fourth quarter of 1999 and the first quarter of 2000 and annual rent escalations. These new facilities provide the needed capacity for future growth.

     Other operating and administrative expense increased $7.8 million or 60% to $20.8 million for 2000 from $13.0 million for 1999. The increase was primarily due to new business start-up costs, investment in facilities and additional infrastructure to meet the future demands of the business. In addition, other operating and administrative expense increased in 2000 as a result of amortization costs associated with payments made to clients for certain account placements in exchange for the right to retain 100% of the collections up to a contractually specified limit.

     Depreciation and amortization expense increased $2.1 million or 21% to $12.0 million for 2000 from $9.9 million for 1999. The increase was primarily the result of depreciation on capital assets acquired to open new facilities in late 1999 and the first half of 2000.

     PROVISION FOR EMPLOYEE SEVERANCE AND OFFICE CLOSURE. In 2000, the Company accrued $1.8 million primarily for the write-off of leasehold improvements, severance payments to employees, and disposition of furniture and fixtures in connection with closing certain facilities. The offices were closed as of December 31, 2000, but the majority of the severance will be paid during the first quarter of 2001. In 1999, the Company revised its 1998 estimate for office closure and reduced its reserve by $0.5 million as a result of successfully subleasing premises that had been previously vacated.

     In 2000, in order to reduce costs and improve productivity and asset utilization, the Company decided to consolidate and reorganize its operations. This restructuring plan was formalized by the end of the second quarter of 2000. Pursuant to the restructuring plan, the Company removed itself from the directory assistance operations for a telecommunications company by July 30, 2000. In addition, the plan involves consolidation of the Company's collections systems and reorganization of certain information technology operations from a remote location to corporate headquarters. Due to reorganization and shutdown of the directory assistance operations, 172 employees were terminated. All employees were notified as of June 30, 2000. The plan also includes the relocation of certain information technology personnel and the disposal of certain information technology hardware and software.

     The Company recorded a total charge of $1.3 million to complete this restructuring, included in provision for employee severance and office closure. These charges include costs for severance and benefits to terminate and relocate employees, and the write-off of certain software and hardware.

     OTHER UNUSUAL CHARGES. In the last quarter of 1999 and the first six months of 2000, the Company expanded its pre-chargeoff services to provide more comprehensive collection solutions for its clients. This expansion required the addition of two new facilities. Accordingly, in 2000 the Company incurred $1.5 million for the costs of such expansion activities. In 1999 and 2000, the Company paid clients for certain account placements in exchange for the right to retain 100% of the collections up to a contractually specified limit. These payments are being amortized over the estimated life of the portfolio, as management estimates that it will correspond to the period over which revenue will be generated on these accounts. In December 2000, management determined that an impairment charge of $1.0 million was required because projected revenue will be less than the remaining amortization. In 1999, the Company incurred certain unusual charges of $1.1 million related to development of a marketing and strategic plan and potential name change related to a repositioning of the Company in the marketplace, which makes the balance of unusual charges in 1999.

     OPERATING (LOSS) INCOME. Operating loss was $1.3 million for 2000, a decrease of $6.3 million from operating income of $5.0 million for 1999. This decrease was primarily the result of other unusual charges as discussed above, the provision for employee severance and office closure, restructuring expense and depreciation on fixed assets acquired to open new facilities.

     INTEREST EXPENSE. Interest expense related to the Term Loan Facility, Senior Notes, Revolving Credit Facility and capital leases was $14.5 million for 2000 compared to $12.9 million for 1999, an increase of $1.6 million. This increase was the result of (i) borrowings of $11.0 million against the revolving credit facility, (ii) an increase in interest rates on the term loan facility and (iii) interest paid on capital lease obligations incurred since the fourth quarter of 1999.

     NET LOSS. The Company incurred a net loss of $15.8 million for 2000 as compared to a net loss of $7.9 million for 1999.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1999, TO YEAR ENDED DECEMBER 31,
1998.

     REVENUE. Total revenue increased $9.9 million or 10% from $102.8 million for 1998 to $112.7 million for 1999. The increase was primarily the result of
(i) a $6.0 million increase in revenue from on-site call center management services for a major telecommunications company, (ii) a $3.5 million increase in revenue from outsourced pre-chargeoff management services in financial services,
(iii) a $1.6 million increase in revenue from American Express, offset by (i) a $1.0 million decrease in revenue from healthcare account placements and (ii) a $0.2 million decrease in revenue from telecommunications account placements.

     EXPENSES. Salaries and benefits expense increased $10.2 million or 16% to $75.0 million for 1999 from $64.8 million for 1998. This increase was primarily the result of the Company's service expansion that includes on-site call center staffing and management services for a major telecommunications company.

     Telecommunication expense decreased by $0.6 million or 12% to $4.4 million for 1999 from $5.0 million for 1998. The decrease was primarily the result of lower negotiated long distance rates.

     Occupancy expense increased by $0.6 million or 13% to $4.8 million for 1999 from $4.2 million for 1998. The increase was the result of annual rent escalations and the addition of new facilities in 1999.

     Other operating and administrative expense decreased by $1.2 million or 9% to $13.0 million for 1999 from $14.2 million for 1998. The decrease was the result of the continuation of the Company's operating improvement plan.

     Depreciation and amortization expense decreased by $14.4 million or 59% to $9.9 million for 1999 from $24.3 million for 1998. This decrease was primarily the result of the amortization of the value of existing placements for the year ended December 31, 1998, as compared to no amortization for the same period in 1999. The value of existing placements of $14.5 million was amortized over 12 months in 1998.

     PROVISION FOR EMPLOYEE SEVERANCE AND OFFICE CLOSURE. In 1998, the Company accrued approximately $4.0 million associated with closing of certain offices and branches, severance payments to employees and relocation costs in connection with the implementation of an operating improvement plan. In December 1998, the Company decided to relocate its corporate offices and recorded a charge of $1.6 million which related to future rent obligations under the existing lease offset by estimated sublease income less broker commissions. The corporate offices were relocated in August of 1999. In addition, in 1999 the Company revised its estimate for office closure and reduced its reserve by $0.5 million as a result of successfully subleasing premises that had been previously vacated.

     OTHER UNUSUAL CHARGES. In 1999, the Company incurred certain unusual charges of $1.1 million related to development of a marketing and strategic plan and potential name change related to a repositioning of the Company in the marketplace.

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

     OPERATING INCOME (LOSS). Operating income was $5.0 million for 1999, an increase of $26.4 million or 123% from an operating loss of $21.4 million for 1998. This increase was primarily the result of an increase in revenue of $9.9 million, a decrease in depreciation and amortization expense of $14.4 million, a decrease in telecommunication expense of $0.6 million, a decrease in other operating and administrative expense of $1.2 million, a decrease in goodwill impairment of $10.1 million and a decrease in the provision for employee severance, office closure and other unusual costs of $0.9 million offset by an increase in salaries and benefits expense of $10.2 million and an increase in occupancy expense of $0.5 million.

     INTEREST EXPENSE. Interest expense relating to the Term Loan Facility and Senior Notes was $12.9 million for 1999 compared to $13.4 million for 1998, a decrease of $0.5 million. This decrease was the result of (i) a write-off of $1.1 million related to the cost of interim financing of the Transaction in January 1998 and (ii) an increase in interest expense of $0.6 million in 1999 due to higher interest rates and higher loan balances outstanding.

     EXTRAORDINARY LOSS. The extraordinary loss on debt extinguishment of $0.8 million in 1998 represents the write-off of deferred debt issuance costs related to the interim financing of the Transaction. The Company did not incur an extraordinary loss in 1999.

     NET INCOME (LOSS). The Company incurred a net loss of $7.9 million for 1999, an improvement of $27.7 million from a net loss of $35.6 million for 1998.

LIQUIDITY AND CAPITAL RESOURCES

     In 2000, the Company's continued growth resulted in an increase in infrastructure and working capital requirements. To support this growth, the Company purchased approximately $8.8 million of property and equipment. These capital acquisitions along with the additional working capital requirements were financed by additional equity investment of $6.0 million from the Company's current investors and borrowings of $11.0 million under the Senior Credit Facilities.

     Cash used in operating activities was $4.7 million and $0.5 million for the years ended December 31, 2000 and 1999, respectively, compared to cash provided by operating activities of $4.0 million for the year ended December 31, 1998. The increase of $4.2 million of cash used in operating activities for the year ended December 31, 2000 from the year ended December 31, 1999 was primarily due to an increase in net loss and a reduction in accounts payable, partially offset by a reduction in accounts receivable. The increase of $4.6 million of cash used in operating activities for the year ended December 31, 1999 from the year ended December 31, 1998 was primarily due to an increase in interest paid and an increase in working capital needs, offset by a reduction in net loss. Working capital increased by $3.1 million for the year ended December 31, 2000 to $3.6 million as compared to $0.5 million for the year ended December 31, 1999. This increase was primarily due to an increase in cash and cash equivalents at December 31, 2000. Net loss after adding back depreciation, amortization, taxes and interest and other unusual charges (Adjusted EBITDA) generated $16.5 million for the year ended December 31, 2000 as compared to $15.7 million for the same period in 1999.

     Cash used in investing activities was $8.8 million, $9.4 million and $153.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's principal use of cash in investing activities during 2000 and 1999 was for capital expenditures, primarily for new computers, furniture and fixtures, leasehold improvements and telecommunications equipment for new facilities. Cash used in investing activities in 1998 was primarily for the purchase of the Company.

     Cash provided by financing activities was $16.0 million, $6.7 million and $151.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000 the Company received $6.0 million of equity contribution from current investors, $11.0 million in proceeds from a revolving line of credit, $0.2 million in proceeds from short-term debt, and used $0.6 million to repay capital leases, $0.5 million to repay long-term debt and $0.1 million for debt issuance costs. The $6.7 million provided by financing activities in 1999 represents $4.0 million of equity from certain investors, $3.6 million of proceeds from a new five-year term loan offset by required quarterly repayments on the seven year term loan facility totaling $0.3 million, payments on capital leases of $0.3 million and debt issuance costs of $0.3 million. The decrease in 1999 compared to 1998 was primarily due to the purchase of the Company in 1998.

     In January 1998, the Company implemented a financing plan which included the issuance of $100 million 10.25% Senior Notes due 2008 in a private placement (the "Offering"). The Company exchanged these notes for $100 million 10.25% Series A Senior Notes due 2008 which were registered under the Securities Act of 1933. In connection with the Offering, all amounts outstanding under the Acquisition Facilities were repaid utilizing proceeds of the Offering and the Term Loan. Financing costs incurred under the Acquisition Facilities were written-off, resulting in an extraordinary loss on debt extinguishment of $0.8 million in 1998.

     As part of the financing plan, the Company also entered into a credit agreement (the "Credit Agreement") which provides for (i) a seven-year term loan facility in the amount of $25.0 million (the "Term Loan"), and (ii) a six-year revolving credit facility (the "Revolving Credit Facility") of $6.5 million. On August 13, 1999, in order to fund the growth of the business, the Company amended its Revolving Credit Facility and Term Loan to create an additional $5.0 million of availability. Specifically, $3.5 million of existing debt under the Revolving Credit Facility was converted to a Term Loan Facility, bearing interest at the Base Rate plus the Applicable Margin (as defined in the Credit Agreement), payable in 13 consecutive quarterly installments of $250,000 beginning September 30, 2000, with the final payment of $200,000 on December 31, 2003. The interest rate of the existing Term Loan is based upon the Eurodollar Base Rate ("Eurodollar") plus 3.75%, or the Base Rate plus 2.75%. Interest payments are made quarterly for Base Rate loans. Interest payments on Eurodollar loans are made on the earlier of their maturity date or 90 days depending on their term. The maturity date of the existing Term Loan Facility was also changed from December 31, 2004 to January 28, 2004. The existing line of credit under the Revolving Credit Facility was increased by $1.5 million from $5.0 million to $6.5 million, maturing January 2004.

     On April 18, 2000, the Company negotiated an amendment to its Revolving Credit Facility and Term Loan (the "Bank Facilities") to create an additional $6.0 million of borrowing capacity to fund the Company's working capital needs. Specifically, the existing line of credit under the Revolving Credit Facility was increased from $6.5 million to $12.5 million, maturing January 2004 and bearing interest at the Company's option of either (A) the Base Rate plus the Applicable Margin or (B) the Eurodollar Rate plus the Applicable Margin. In addition, the Company is required to pay a commitment fee of .625% on the unused portion of the Revolving Credit Facility. Additionally, the Company is required to make annual prepayments from Excess Cash Flow, as defined in the Credit Agreement. Prepayments are also required in the event of an equity or debt issuance, or upon certain dispositions of assets. At December 31, 2000, the Company had $11.0 million of borrowings outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are classified as long-term as the Company has the intent and ability, supported by the terms of the Credit Agreement, to maintain amounts outstanding through 2004.

     On January 16, 2001, the Company amended its Revolving Credit Facility to obtain a new overadvance commitment (the "Overadvance Facility") and a new customer commitment (the "Customer Facility). Under the Overadvance Facility, the Company can borrow $2.0 million at an interest rate equal to the Base Rate plus 3.75%. The facility expires on December 31, 2001 but can be extended to January 28, 2004 if the eligible accounts receivable balance is greater than $14.7 million. Under the Customer Facility, the Company can borrow $2.0 million at an interest rate equal to the Base Rate plus 3.75%. Borrowings under the Customer Facility must be used to make payments to customers of the Company to cover the float in respect of checks deposited into one or more trust funds by debtors of such customers and can be outstanding for a maximum of 5 days. The Company is limited to two borrowings per calendar month under the Customer Facility. The Customer Facility expires on December 31, 2001. In addition, the Company is required to pay a commitment fee of .625% on the unused portion of the Overadvance Facilty and Customer Facility.

     Among other restrictions, the Credit Agreement, as amended, requires the Company to maintain certain financial ratios and limits the Company's ability to incur additional debt, pay dividends, and to make acquisitions and capital expenditures. At December 31, 2000, the Company was in compliance with all financial covenants, as revised on January 16, 2001. To meet the minimum earnings before interest, taxes, depreciation, amortization and certain other charges ("Adjusted EBITDA") requirement in 2001, the Company will be required to increase its Adjusted EBITDA from the 2000 results. The Credit Agreement also provides for a first priority lien on substantially all properties and assets (including, among other things, all of the capital stock of the Company and each of its direct and indirect domestic subsidiaries, and 65% of the capital stock of first-tier foreign subsidiaries) of the Company and its direct and indirect domestic subsidiaries (excluding the Company's currently existing subsidiaries).

     The ability of the Company to meet its debt service obligations and to comply with the restrictive and financial covenants contained in the Senior Credit Facilities and under the Senior Notes will be dependent on the future operating and financial performance of the Company, which will be subject in part to a number of factors beyond the control of the Company, such as prevailing economic conditions, interest rates and demand for credit collection services.

     Management believes that, based on current levels of operations and anticipated improvements in operating results in 2001, cash flows from operations and borrowings available under the credit facilities will be adequate to allow for anticipated capital expenditures for the next several years, to fund working capital requirements and to make required payments of principal and interest on its debt for the next several years. However, if the Company is unable to generate sufficient cash flows from operations in the future, it may be necessary for the Company to refinance all or a portion of its debt, obtain additional financing or obtain additional equity contribution from existing investors, but there can be no assurance that the Company will be able to effect such refinancing or obtain additional financing on commercially reasonable terms or at all.

     In order to fund the working capital requirements associated with expanding the business the Company received additional equity investment of $5.0 million from its current investors in January 2001.

INCOME TAXES

     The Company has not recorded any tax benefit on its loss before income taxes for the years ended December 31, 2000, 1999 and 1998 due to the uncertainty regarding the realization of such benefits.

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

IMPACT OF INFLATION

     There was no significant impact on the Company's operations as a result of inflation during the years ended December 31, 2000, 1999 and 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133. On January 1, 2001, the Company adopted SFAS No. 133, as amended. The adoption did not have a material effect on the Company's financial position or results of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                 LONG TERM DEBT
                             NON-TRADED INSTRUMENTS
                             AS OF DECEMBER 31, 2000
                                   (IN $000's)

                                                                                 2005 and                   Fair
                                2001         2002        2003        2004       Thereafter     Total        Value
                             -------------------------------------------------------------------------------------
Variable Rate:
    Term Loan Facility :     $   1,562    $   1,250    $   1,200    $  17,500    $      --    $ 21,512    $ 21,512
        $18.0 million            13.50%       13.50%       13.50%       13.50%          --
        $0.312 million           12.50%       12.50%       12.50%       12.50%          --
        $3.2 million             12.75%       12.75%       12.75%       12.75%          --

    Revolving Credit:               --           --           --    $  10,963           --    $ 10,963    $ 10,963
         $11.0 million              --           --           --       12.25%           --

Fixed Rate:
    Senior Notes due 2008:   $      --    $      --    $      --    $     --      $100,000    $100,000    $ 28,000
    $100 million @ 10.25%                                                            10.25%

    Security Agreement       $      63    $      46    $      --          --            --    $    109    $    109
                                 22.50%       22.50%          --          --            --


     Amounts outstanding under the Term Loan Facility and the Revolving Credit Facility bear interest at the Company's option of either (A) the Base Rate (as defined below) plus the applicable margin as defined in the Credit Agreement or
(B) the eurodollar rate as defined in the Credit Agreement plus the applicable margin as defined in the Credit Agreement, in whole or in part for each facility. Interest payments are made quarterly for Base Rate loans. Interest payments on Eurodollar loans are made on the earlier of their maturity date or 90 days depending on their term. The above table presents the rates paid under variable rate instruments at year-end. Changes in the Base Rate or Eurodollar Rate will impact the actual interest rates paid by the Company.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and positions of the Company's board of directors (the "Board of Directors") and executive officers. All directors hold office until the next annual meeting of stockholders of the Company and until their successors are duly elected and qualified.

     Name                 Age   Position
     ---------------------------------------------------------------------------
     David B. Golub       38    Director, Chairman of the Board
     Wesley W. Lang, Jr.  43    Director, Vice Chairman of the Board
     Loren F. Kranz       49    Director, Co-Chief Executive Officer
     Michael Lord         53    Co-Chief Executive Officer
     Jerrold Kaufman      61    Director, Vice Chairman of the Board
     Lester Pollack       67    Director
     Jeffrey A. Weiss     57    Director
     Nora E. Kerppola     36    Director
     Tania R. Secor       28    Director
     Paul J. Zepf         36    Director
     Eric Dey             41    Senior Vice President, Chief Financial Officer
     Gregory Schubert     35    Senior Vice President
     Kevin Henry          33    Senior Vice President, Human Resources
     Vince Merolla        42    Senior Vice President, Chief Information Officer
     Paula Boyer          53    Senior Vice President,  Healthcare
     Jerry Hogan          36    Senior Vice President Operations, Eastern Region
     Dale Bissette        45    Senior Vice President Operations, Western Region


     David B. Golub has served as a director since 1998. Mr. Golub currently serves as a Managing Director of Centre Partners, a private investment firm. Mr. Golub has worked at Centre Partners and a predecessor fund, Corporate Partners, L.P. ("Corporate Partners"), since 1988. Mr. Golub also serves as a director of The Burton Corporation, Manorhouse Retirement Centers, Inc., Centre Pacific, LLC and International Imaging Materials.

     Wesley W. Lang, Jr. has served as a director since 1998. Mr. Lang currently serves as a Managing Director and a member of the Executive Committee of Weiss, Peck & Greer, LLC., a private investment firm, which he joined in 1985 from Manufacturers Hanover Trust Company. Mr. Lang also serves as a director of Chyron Corporation, Lionheart Newspapers Inc., Village Voice Media, LLC. and Powell Plant Farms, Inc.

     Loren F. Kranz has served as a Co-Chief Executive Officer since July 1999. From January 1997 to July 1999, Mr. Kranz served as the Company's Chief Operating Officer. Mr. Kranz has substantial general management experience in highly labor intensive, customer-focused business activities. From February 1974 to January 1997, Mr. Kranz held numerous positions during his 23 years of progressive responsibility with General Electric Company ("General Electric"). In his last assignment with General Electric, Mr. Kranz served as CEO of Advanced Services, Inc., a wholly owned subsidiary of GE Capital.

     Michael Lord has served as a Co-Chief Executive Officer since July 1999. Mr. Lord joined the Company in May 1998 as Chief Financial Officer after being retained as a consultant in January 1998. From 1991 to 1998 Mr.

Lord served as a managing director of The RDR Group, Inc., a consulting firm specializing in financial and operational turnarounds.

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

     Lester Pollack has served as a director since 1998. Mr. Pollack currently serves as a Managing Director of Centre Partners, which he founded in 1986. Mr. Pollack also serves as a director of Parlex Corporation, Tidewater, Inc., American Seafoods Group, Bank Leumi USA, Centre Pacific LLC., First SunAmerica Life Insurance Co. Inc., Rembrandt Photo Services, Tiffen Manufacturing Inc. and Director Emeritus of U.S. Bancorp.

     Jeffrey A. Weiss has served as a director since 1998. Mr. Weiss currently serves as the Chairman, President and Chief Executive Officer of Dollar Financial Group, Inc.,a financial services company, since 1990. Until 1992, Mr. Weiss also served as a Managing Director at Bear Stearns & Co. Inc. with primary responsibility for the firm's investments in small to mid-sized companies, in addition to serving as Chairman and Chief Executive Officer for several of those portfolio companies. Mr. Weiss is the author of several popular financial guides.

     Nora E. Kerppola has served as a director since 1998. Ms. Kerpolla currently serves as a principal of Weiss, Peck & Greer, LLC., which she joined in 1994. Ms. Kerppola was a private equity investor with Investor International (U.S.), a subsidiary of Sweden's Wallenberg Group. Ms. Kerppola also serves as a director of Ramsey Industries, Inc. and Powell Plant Farms, Inc.

     Tania R. Secor has served as a director since March 2000. Ms. Secor currently serves as an associate of Weiss, Peck & Greer, LLC., which she joined in 1997. From 1994 to 1997, Ms. Secor was an associate in the mergers and acquisitions department at J.P. Morgan & Company.

     Paul J. Zepf has served as a director since 1998. Mr. Zepf currently serves as a Managing Director of Lazard Freres & Co. LLC. He was a Managing Director of Centre Partners from 1998 through 2000, and held various positions at Corporate Partners and Centre Partners from 1989 through 1997. Mr. Zepf also serves as a director of BUCA, Inc.

     Eric Dey has served as the Company's Senior Vice President and Chief Financial Officer, since June 2000. From July 1999 to June 2000, Mr. Dey served as the Chief Financial Officer of Leisure Time Technology, a software development and diversified gaming company. From 1984 to 1999, he held a variety of financial management positions at Excel Communications, Inc., Brinks Home Security, and Pepsi Cola Company.

     Gregory Schubert joined the Company in March 1992. Previously, Mr. Schubert held various management positions with Financial Collection Agencies, Inc. Mr. Schubert was promoted in October 1996 to Senior Vice President of Operations. Mr. Schubert resigned from the Company effective March 9, 2001.

     Kevin Henry has served as the Company's Senior Vice President, Human Resources since January 1997. From January 1990 to January 1997, Mr. Henry held various Human Resources positions with several Fortune 100 companies including Pepsi-Cola Company, Clorox and Office Depot, Inc. where he was Director of Human Resources for their North American Stores Division. Mr. Henry resigned from the Company effective February 2, 2001.

     Vince Merolla has served as the Company's Senior Vice President, Chief Information Officer since June 1999, at which time he joined the Company. Prior to joining the Company, Mr. Merolla had 20 years of management and information technology positions at Motorola Corporation, Chase Manhattan Bank and Merrill Lynch respectively.

     Paula Boyer has served as the Company's Senior Vice President, Healthcare since February 2000, at which time she joined the Company. From November 1998 to February 2000, Ms. Boyer served as the Vice President of

Operations for NCO's Healthcare Services Division. Prior to such time, Ms. Boyer served as Regional Vice President for the Southeastern operation of Medaphis Services Corporation (MSC) and held a similar role for ARTRAC Corporation. Ms. Boyer has consulted, lectured, and written articles on accounts receivable management from both the physician and the hospital perspective and is a member of HFMA.

     Jerry Hogan has served as the Company's Senior Vice President Operations, Eastern Region since November 2000. From June 1999 to November 2000, Mr. Hogan served as a Vice President of Operations. From October 1987 to May 1999, Mr. Hogan served as a Vice President of Operations for Outsourcing Solutions Incorporated. Mr. Hogan has more than 15 years of experience in the accounts receivable collection industry, and has been responsible for all stages of delinquency, from first to third party.

     Dale Bissette has served as the Company's Senior Vice President Operations, Western Region since November 2000. From October 1996 to November 2000, Mr. Bissette served as Vice President of the Company's American Express operations. Mr. Bissette has been an employee of the Company since April 1987 and has more than 20 years of experience in the collections industry.

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Officers of the Company who are also directors are not provided with any additional compensation for their services on the Board of Directors other than the reimbursement of expenses associated with attending meetings of the Board of Directors or any committee thereof. Mr. Weiss receives an annual compensation of $30,000 and each of the other directors receives an annual compensation of $15,000 for his or her services, as well as reimbursement of expenses associated with attending meetings of the Board of Directors or any committee thereof.

EXECUTIVE COMPENSATION

The following table summarizes the compensation of the two Co-Chief Executive Officers and the four highest compensated executives.

                                             SUMMARY COMPENSATION TABLE
                                                                               Long Term Compensation
                                                                        ------------------------------------
                                     Annual Compensation                  Awards             Payouts
                                ----------------------------------------------------------------------------
                                                       Other                  Securities               All
                                                       Annual    Restricted     Under-                Other
       Name and                                        Compen -    Stock        lying        LTIP     Compen-
       Principal                                       sation      Award(s)     Option/     Payouts   sation
       Position           Year  Salary ($) Bonus ($)    ($)          ($)        SARs (#)      ($)       ($)
------------------------------------------------------------------------------------------------------------

Loren Kranz               2000    263,654    45,000        --        --           --         --        --
   Co-Chief Executive     1999    224,231    15,000        --        --           --         --        --
   Officer                1998    215,769    90,000        --        --           --         --        --

Michael Lord              2000    263,654    39,000        --        --           --         --        --
   Co-Chief Executive     1999    212,692    65,000        --        --       14,415         --        --
   Officer                1998    152,737    32,684        --        --        4,806         --        --

Jerrold Kaufman           2000    260,000        --   381,998(1)     --           --         --        --
   Vice Chairman          1999    260,000        --        --        --       (6,606)        --        --
                          1998    255,000        --        --        --           --         --        --

Greg Schubert (2)         2000    210,770    39,000        --        --           --         --        --
  Senior Vice President   1999    165,000     8,000        --        --           --         --        --
                          1998    140,826    50,000        --        --           --         --        --

Paula Boyer (3)           2000    176,923        --    50,000(4)     --        2,000         --        --
  Senior Vice President   1999         --        --        --        --           --         --        --
  Healthcare              1998         --        --        --        --           --         --        --

Kevin Henry (5)           2000    183,846    30,000        --        --        1,096         --        --
  Senior Vice President   1999    183,247    28,000        --        --        1,202         --        --
   Human Resources        1998    133,266    50,000        --        --           --         --        --


(1) Additional annual compensation earned under Mr. Kaufman's Employment Agreement as further described in Item 13.
(2)  Mr. Schubert resigned from the Company effective March 9, 2001.
(3)  Ms. Boyer joined the Company in 2000.
(4)  Ms. Boyer received a one time sign-on bonus.
(5)  Mr. Henry resigned from the Company effective February 2, 2001.

     The compensation paid to Messrs. Kranz, Lord, Kaufman, Schubert, Henry and Ms. Boyer is determined by Board of Directors of the Company and the terms of their respective employment agreements.

EMPLOYMENT AGREEMENTS

     Loren Kranz Employment Agreement. Mr. Kranz entered into an employment agreement with the Company dated as of December 31, 1997, as amended on November 15, 1999. Pursuant to his employment agreement, Mr. Kranz will serve as Co-Chief Executive Officer of the Company through December 31, 2001.

     Mr. Kranz's employment agreement also provides that if Mr. Kranz is terminated without cause, he will be entitled to receive a severance benefit, payable over a period of 12 months, in an amount equal to 12 months of his then-existing base salary less the amount of compensation he receives from another source during the last six months of the year during which his severance benefit is payable.

     The employment agreement also provides that, without prior written consent of the Board of Directors of the Company, Mr. Kranz will not directly or indirectly (i) engage, participate or invest in, be employed by or provide services to any person or company in competition with the Company, (ii) solicit business of the Company for another person or company, (iii) solicit employees of the Company to terminate their employment with the Company, (iv) solicit companies having business with the Company to curtail or cancel such business or
(v) authorize or assist any other person or company in taking such actions.

     Michael Lord Employment Agreement. Mr. Lord entered into an employment agreement with the Company dated as of May 18, 1998, as amended on November 15, 1999. Pursuant to his employment agreement, Mr. Lord will serve as the Co-Chief Executive Officer of the Company through May 18, 2001.

     Mr. Lord's employment agreement also provides that if Mr. Lord is terminated without cause, he will be entitled to receive a severance benefit, payable over a period of 12 months, in an amount equal to 12 months of his then-existing base salary less the amount of compensation he receives from another source during such 12 month period.

     The employment agreement also provides that, without prior written consent of the Board of Directors of the Company, Mr. Lord will not directly or indirectly (i) engage, participate or invest in, be employed by or provide services to any person or company in competition with the Company, (ii) solicit business of the Company for another person or company, (iii) solicit employees of the Company to terminate their employment with the Company, (iv) solicit companies having business with the Company to curtail or cancel such business or
(v) authorize or assist any other person or company in taking such actions.

     Jerrold Kaufman Employment Agreement. Mr. Kaufman entered into an employment agreement with the Company dated as of December 31, 1997, as amended on February 8, 2000. Pursuant to his employment agreement, Mr. Kaufman will serve as Vice Chairman of the Board of Directors of the Company through December 31, 2001.

     Mr. Kaufman's employment agreement also provides that if Mr. Kaufman is terminated without cause, he will be entitled to receive a severance benefit, payable over a period of 12 months, in an amount equal to 12 months of his then-existing base salary less the amount of compensation he receives from another source during the last six months of the year during which his severance benefit is payable. In the event his employment is terminated for cause or by resignation, he will not be entitled to receive a bonus for the month or calendar year in which such termination or resignation occurs.

     The employment agreement also provides that, without prior written consent of the Board of Directors of the Company, Mr. Kaufman will not directly or indirectly (i) engage, participate or invest in, be employed by or provide services to any person or company in competition with the Company, (ii) solicit business of the Company for another person or company, (iii) solicit employees of the Company to terminate their employment with the Company, (iv) solicit companies having business with the Company to curtail or cancel such business or
(v) authorize or assist any other person or company in taking such actions.

     Gregory Schubert Employment Agreement. Mr. Schubert entered into an employment agreement with the Company dated as of December 31, 1997. Pursuant to his employment agreement, Mr. Schubert will serve as the

Senior Vice President - Operations of the Company through December 31, 2001. Mr. Schubert resigned from the Company effective March 9, 2001.

     Mr. Schubert's employment agreement also provides that if Mr. Schubert is terminated without cause, he will be entitled to receive a severance benefit, payable over a period of 12 months, in an amount equal to 12 months of his then-existing base salary less the amount of compensation he receives from another source during the last six months of the period during which his severance benefit is payable.

     The employment agreement also provides that, without prior written consent of the Board of Directors of the Company, Mr. Schubert will not directly or indirectly (i) engage, participate or invest in, be employed by or provide services to any person or company in competition with the Company, (ii) solicit business of the Company for another person or company, (iii) solicit employees of the Company to terminate their employment with the Company, (iv) solicit companies having business with the Company to curtail or cancel such business or
(v) authorize or assist any other person or company in taking such actions.

     Paula Boyer Employment Agreement. Ms. Boyer entered into an employment agreement with the Company dated as of February 7, 2000. Pursuant to her employment agreement, Ms. Boyer will serve as Senior Vice President, Healthcare of the Company through February 7, 2003.

     Ms. Boyer's employment agreement also provides that if Ms. Boyer is terminated without cause, she will be entitled to receive a severance benefit, payable over a period of 12 months, in an amount equal to 12 months of her then-existing base salary less the amount of compensation she receives from another source during the last six months of the year during which her severance benefit is payable. In the event her employment agreement is terminated for cause or by resignation, she will not be entitled to receive a bonus for the month or calendar year in which termination or resignation occurs. In addition, the Company will not have to pay Ms. Boyer's base salary past the date of termination for cause.

     The employment agreement also provides that, without prior written consent of the Board of Directors of the Company, Ms. Boyer will not directly or indirectly (i) engage, participate or invest in, be employed by or provide services to any person or company in competition with the Company, (ii) solicit business of the Company for another person or company, (iii) solicit employees of the Company to terminate their employment with the Company, (iv) solicit companies having business with the Company to curtail or cancel such business or
(v) authorize or assist any other person or company in taking such actions.

MANAGEMENT PERFORMANCE OPTION PLAN

     On December 31, 1997, NAC adopted its 1997 Management Performance Option Plan (the "Option Plan"). A total of 57,665 shares of NAC common stock may be granted under the Option Plan, of which 40,846 are divided equally between Class A Options and Class B Options, 9,610 are allocated as Class C Options, and 7,209 of which may be allocated as Class A Options, Class B Options or Class C Options, as determined by the Board of Directors of NAC.

     Class A Options vest 100% if the grantee is employed full time by the Company on the third anniversary of such employee's employment, and at lesser percentages if such grantee's employment is terminated without cause (as defined in the Option Plan) prior to such time. Class B Options vest 100% if either (i) the grantee is employed full time by the Company on the third anniversary of such employee's employment and the Company performs such that the Equity Investors (as defined in the Option Plan) realize varying rates of return on their investments or (ii) the grantee is employed by the Company on the sixth anniversary of such employee's employment. Class C Options vest 100% if either
(i) the grantee is employed full time by the Company on the third anniversary of such employee's employment and the Company performs such that the Equity Investors realize an internal rate of return on their investments of 40% (or such return is realized within 180 days of such grantee's termination) or (ii) the grantee is employed by the Company on the sixth anniversary of such employee's employment. The vesting provisions of Class A Options and Class B Options granted in the future may be altered by the Board of Directors of NAC. If a grantee is terminated for cause, then 0% of options granted will vest. In certain transfer events (as defined in the

Option Plan), including certain sales of substantially all of the assets of NAC or certain changes in the beneficial ownership of a majority of the voting power of NAC, all options granted will vest at such time.

     Options granted under the Option Plan are non-transferable without the consent of the Board of Directors of NAC, except by will or the laws of descent and distribution or pursuant to a pledge of such options to NAC. Options granted under the Option Plan expire until their exercise or in accordance with their terms.

The following table provides information on options granted to the executive officers named in the Summary Compensation Table above during the last fiscal year. All such options are exercisable at $100 per share. The options have no value unless the Company's stock price appreciates and the holder satisfies all applicable vesting requirements.

                              OPTION GRANTS IN 2000

                                                                       Potential
                                                             Realizable Value at
                                                                  Assumed Annual
                                                            Rates of Stock Price
                                                                    Appreciation
                                                                 for Option Term

                                Individual Grants
-----------------------------------------------------------------------------------------------------

                  Number of      Percent of
                  Securities     Total Options
                  Underlying     Granted to       Exercise
                  Options        Employees           Price    Expiration
Name              Granted        in Fiscal Year  ($ / Share)     Date           5% ($)        10% ($)

-----------------------------------------------------------------------------------------------------

Paula Boyer         1,000 *          19.81%         100         9/20/08         49,059        121,818
                    1,000 **         19.81%         100         9/20/10         64,701        170,704

Kevin Henry           548 *          10.86%         100         9/18/08         26,884         66,756
                      548 **         10.86%         100         9/18/10         35,456         93,546

-----------------------------------------------------------------------------------------------------

     *    Class A Options
     **   Class B Options

----------------------------------------------------------------------------------------------------------------------
                       Aggregated Option Exercises in 2000
                        and Fiscal Year End Option Values

                                                             Number of Securities             Value of Unexercised
                                                           Underlying Unexercised             In-the-Money Options
                         Shares                             Options at FY-End (#)                 at FY-End ($)
                       Acquired on       Value         -------------------------------    ----------------------------
Name                  Excercise (#)   Realized ($)     Exercisable       Unexercisable    Excercisable   Unexercisable
----                  -------------   ------------     -----------       -------------    ------------   -------------

Loren Kranz                 --             --              7,208             12,013             --             --

Michael Lord                --             --              3,604             15,617             --             --

Jerrold Kaufman             --             --              8,409              6,608             --             --

Greg Schubert               --             --              1,802              1,802             --             --

Paula Boyer                 --             --                 --              2,000             --             --

Kevin Henry                 --             --                902              2,598             --             --

----------------------------------------------------------------------------------------------------------------------

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All issued and outstanding shares of common stock of the Company are held by NAC. The following table sets forth certain information regarding the beneficial ownership of the voting securities of NAC, by each person who beneficially owns more than 5% of any class of NAC's equity securities and by the directors and certain executive officers of NAC, individually, and by the directors and executive officers of NAC as a group, as of December 31, 2000.

                                                                         Percent
                                                  Amount and Nature of      of
Name and Address of Beneficial Owners             Beneficial Ownership    Class
-------------------------------------             --------------------    -----
Centre Partners Group (1)                                250,000           46.3
30 Rockefeller Plaza
Suite 5050
New York, New York 10020
Weiss, Peck & Greer Parties (2)                          250,000           46.3
One New York Plaza
New York, New York 10004


OFFICERS AND DIRECTORS:
----------------------
David B. Golub (1)                                       250,000           46.3
Jerrold Kaufman (3)                                        9,409            1.7
Loren F. Kranz (4)                                         8,208            1.5
Wesley W. Lang, Jr. (2)                                  250,000           46.3
Lester Pollack (1)                                       250,000           46.3
Jeffrey A. Weiss (5)                                      15,416            2.9
Tania R. Secor(2)                                        250,000           46.3
Nora E. Kerppola (2)                                     250,000           46.3
Paul J. Zepf (1)                                         250,000           46.3
Michael Lord (6)                                           3,604             *
Gregory Schubert (7)                                       2,302             *
Kevin Henry (8)                                            1,052             *
All directors and officers as a group (9) (12 persons)   539,991          100.0%

------------------
*    Represents less than 1%.

(1) Includes (i) 76,515 shares owned of record by Centre Capital Investors II, L.P. ("Investors II"), (ii) 24,899 shares owned of record by Centre Capital Tax-Exempt Investors II, L.P. ("Tax-Exempt II"), (iii) 15,350 shares owned of record by Centre Capital Offshore Investors II, L.P. ("Offshore II"),
     (iv) 1,174 shares owned of record by Centre Parallel Management Partners, L.P. ("Parallel"), (v) 15,863 shares owned of record by Centre Partners Coinvestment, L.P. ("Coinvestment") and (vi) 116,199 shares owned of record by the State Board of Administration of Florida (the "Florida Board"). Investors II, Tax-Exempt II and Offshore II are limited partnerships, of which the general partner of each is Centre Partners II, L.P. ("Partners II"), and of which Centre Partners Management LLC ("Centre Management") is an attorney-in-fact. Parallel and Coinvestment are also limited partnerships. In its capacity as manager of certain investments for the Florida Board pursuant to a management agreement, Centre Management is an attorney-in-fact of Florida Board. Centre Partners II LLC is the ultimate general partner of each of Investors II, Tax-Exempt II, Offshore II, Parallel and Coinvestment. David B. Golub, Lester Pollack and Paul J. Zepf are each Managing Directors of Centre Management and Centre Partners II LLC and as such may be deemed to beneficially own and share the power to vote or dispose of NAC Common Stock held by Investors II, Tax-Exempt II, Offshore II, Parallel, Coinvestment and the Florida Board. Each of Messrs. Golub, Pollack and Zepf disclaims the beneficial ownership of such NAC Common Stock.
(2) Includes (i) 206,878 shares owned of record by WPG Corporate Development Associates V, L.P. ("Development V"), (ii) 41 shares owned of record by Weber Family Trust, (iii) 2,709 shares owned of record by Lion Investments Limited, (iv) 8,250 shares owned of record by Westpool Investment Trust PLC, and (v) 32,122 shares owned of record by WPG Corporate Development Associates V (Overseas), L.P. ("Overseas V"). The general partner of Development V is WPG Private Equity Partners II, LLC ("Equity Partners II") and the general partners of Overseas V are WPG Private Equity Partners II (Overseas), LLC ("Equity Partners Overseas") and WPG CDA V (Overseas), Ltd. ("WPG CDA V"). Wesley W. Lang, Jr. is the Managing Principal of Equity Partners II and a director of Equity Partners Overseas and as such he may be deemed to beneficially own and share the power to vote or dispose of the NAC Common Stock held by Development V and Overseas V. Mr. Lang disclaims the beneficial ownership of such NAC Common Stock.
(3) Includes 8,409 shares of NAC Common Stock issuable to Mr. Kaufman upon exercise of Class A options, which are presently exercisable. Excludes 6,608 shares of NAC Common Stock issuable to Mr. Kaufman upon exercise of options that are not exercisable within 60 days. See "Management--Management Performance Option Plan."
(4) Includes 7,208 shares of NAC Common Stock issuable to Mr. Kranz upon exercise of Class A options, which are presently exercisable. Excludes 12,013 shares of NAC Common Stock issuable to Mr. Kranz upon exercise of options that are not exercisable within 60 days. See "Management--Management Performance Option Plan."
(5) Includes (i) 1,000 shares owned of record by Avalon Investment Partners, LLC ("Avalon"), of which Mr. Weiss is a member and includes (ii) 14,416 shares of NAC Common Stock issuable to Avalon upon exercise of Class I Options, which are presently exercisable. Excludes 4,805 shares of NAC Common Stock issuable to Avalon upon exercise of Class II Options that are not exercisable within 60 days. See "-- Certain Transactions--Avalon Option Agreement."
(6) Includes 3,604 shares of NAC Common Stock issuable to Mr. Lord upon exercise of Class A options, which are presently exercisable. Excludes 15,617 shares of NAC Common Stock issuable to Mr. Lord upon exercise of options that are not exercisable within 60 days. See "Management--Management Performance Option Plan."
(7) Includes 1,802 shares of NAC Common Stock issuable to Mr. Schubert upon exercise of Class A options, which are presently exercisable. Excludes 1,802 shares of NAC Common Stock issuable to Mr. Schubert upon exercise of options that are not exercisable within 60 days. See "Management--Management Performance Option Plan."
(8) Includes 902 shares of NAC Common Stock issuable to Mr. Henry upon exercise of Class A options, which are presently exercisable. Excludes 2,598 shares of NAC Common Stock issuable to Mr. Henry upon exercise of options that are not exercisable within 60 days. See "Management--Management Performance Option Plan."
(9) Excludes 52,443 shares of NAC Common Stock issuable upon exercise of options that are not exercisable within 60 days.

     During the first quarter of 2001, the Company received an additional equity investment of $2.5 million from Centre Partners Group and $2.5 million from Weiss, Peck & Greer to fund the working capital requirements associated with expanding the business.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     STOCKHOLDERS' AGREEMENT. Effective concurrent with the consummation of the Merger, each investor in common stock of NAC entered into a stockholders' agreement (the "Stockholders' Agreement"). The Stockholders' Agreement, among other things, provides for: (i) the reimbursement of Centre Partners Group and Weiss, Peck & Greer for all reasonable expenses incurred by them in connection with the Transactions; (ii) limits on the ability of stockholders to, directly or indirectly, acquire beneficial ownerships of certain competitors of the Company; (iii) limits on the ability of stockholders to amend NAC's bylaws without certain approval of the Board of Directors of NAC; (iv) requirements that NAC solicit offers from third parties to engage in acquisitions of NAC's stock or assets following the fourth anniversary of the consummation date of the Merger; (v) limits on the ability of stockholders to transfer any shares of NAC's common stock without the approval of its Board of Directors, including the granting to NAC, in the first instance, and Centre Partners and Weiss, Peck & Greer, in the second instance, of options to purchase shares in the event a stockholder seeks to transfer such common stock to certain proposed transferees;
(vi) repurchase rights of NAC for shares of NAC common stock held by members of management in the event of their termination or shares held by insolvent stockholders; (vii) requirements regarding the delivery of operating budgets, financial statements and other information to the stockholders and inspection rights with respect to Centre Partners and Weiss, Peck & Greer; and (viii) certain non-disclosure obligations with respect to confidential information. The Stockholders' Agreement also required these Board-approved provisions to be set forth in the Company's charter and bylaws. All parties to the Stockholders' Agreement also agree to take all action within their respective power to cause the Board of Directors of NAC to at all times be comprised of three designees of each of Centre Partners, and Weiss, Peck & Greer and the majority of directors then in office; provided, however, that the initial three designees of the Board were designated by a majority of the Class A Directors and Class B Directors of NAC. The right of each of Centre Partners and Weiss, Peck & Greer to designate three directors will be reduced to two designees in the event that their respective ownership (as calculated therein) falls below 20%, further reduced to one designee if such ownership falls below 10%, and terminated if such ownership is less than 2% of the outstanding NAC common stock. The Stockholders' Agreement also requires the presence of at least one Class A Director and one Class B Director of NAC in order for there to be a quorum present at a meeting of the Board of Directors of NAC. The Stockholders' Agreement also provides for the selection of a Chairman of the Board and a Vice-Chairman of the Board of NAC from the designees of each of Centre Partners and Weiss, Peck & Greer for rotating 12-month terms. The Stockholders' Agreement requires the approval of a majority of the Board, which majority must include at least one Class A Director and one Class B Director of NAC, to take certain actions, including without limitation, approval of the annual operating budgets of NAC and its subsidiaries, including the Company, making or committing to make capital expenditures or asset acquisitions which individually exceed $0.5 million or in the aggregate exceed $1.0 million, incur indebtedness in excess of $1.0 million, create liens or security interests on any asset of NAC or its subsidiaries other than in the ordinary course of business and settle claims or litigation for amounts in excess of $0.5 million. In connection with the Stockholders' Agreement, the stockholders also executed a registration rights agreement, which provides for demand and incidental (or "piggyback") registration rights.

     AVALON FEE AGREEMENT. In connection with services rendered in connection with the Transactions, (i) the Company paid Avalon an investment banking fee of $750,000 less its investment of $100,000, (ii) NAC granted options to Avalon pursuant to a separate option agreement and (iii) the representative of Avalon who serves as a director pursuant to the Stockholders' Agreement will be paid an annual retainer for such period as such person serves as a director.

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

     JERROLD KAUFMAN EMPLOYMENT AGREEMENT. Mr. Kaufman entered into an employment agreement with the Company dated December 31, 1997, as amended on February 8, 2000. Mr. Kaufman's employment agreement provides that he will (a) enhance the Company's business relationship with American Express; and (b) provide advice, assistance and support to the Company regarding strategy, product development, sales and other matters. Effective January 1, 2000, Mr. Kaufman's bonus will consist of two components. The first component is based on Mr. Kaufman's success in increasing the Company's revenues related to its business relationship with American Express ("American Express Revenue"). In satisfaction of such component, the Company will pay Mr. Kaufman a bonus based upon the amount (if any) by which the American Express Revenue for each month exceeds the average monthly revenues attributable to American Express for the prior calendar year. The second component is based on an evaluation by the Company's Board of Directors of Mr. Kaufman's contribution to the Company's strategic development and progress in the areas that have been his focus.

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

     The 2002 Loan will become due and payable upon the earliest to occur of (i) any sale or transfer of the Pledged Collateral; (ii) within sixty (60) days after the termination of employment of Mr. Kaufman due to his resignation or for cause; and (iii) the dissolution or liquidation of the Company. In addition, the Loans are subject to various voluntary and required prepayment provisions.

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

     The 2002 Loan will become due and payable upon the earliest to occur of (i) any sale or transfer of the Pledged Collateral; (ii) within sixty (60) days after the termination of employment of Mr. Kranz due to his resignation or for cause; and (iii) the dissolution or liquidation of the Company. In addition, the Loans are subject to various voluntary and required prepayment provisions.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.

     The following consolidated financial statements of Nationwide Credit, Inc. and subsidiaries are included herein commencing on page F- 1:

     FINANCIAL STATEMENTS:

          Report of Independent Public Accountants

          Consolidated Balance Sheets as of December 31, 2000 and 1999

          Consolidated Statements of Operations for each of the three years ended December 31, 2000

          Consolidated Statements of Stockholder's Equity for each of the three years in the period ended December 31, 2000

          Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000

          Notes to Consolidated Financial Statements

          Schedule II - Valuation of Qualifying Accounts

(b)  EXHIBITS:

     2.1 Agreement and Plan of Merger, dated as of December 31, 1997, among NCI Acquisition Corporation, NCI Merger Corporation, the Registrant, First Financial Management Corporation and First Data Corporation.
           (1)
     2.2 Amendment to Agreement and Plan of Merger, dated as of August 27, 1998, among NCI Acquisition Corporation, NCI Merger Corporation, the Registrant, First Financial Management Corporation and First Data Corporation. (2)
     3.1   Certificate of Incorporation of the Registrant. (1)
     3.2   Bylaws of the Registrant. (1)
     4.1 Series A and Series B 10 1/4% Senior Notes due 2008 Indenture, dated as of January 28, 1998, between the Registrant and State Street Bank and Trust Company, as Trustee. (1)
     4.2   Form of Note (included in Exhibit 4.1, Exhibit A-1). (1)
     4.3 A/B Exchange Registration Rights Agreement, dated as of January 28, 1998, by and among the Registrant and Lehman Brothers Inc. (1)
     10.1 Credit Agreement, dated as of January 28, 1998, among NCI Acquisition Corporation, the Registrant, the Several Lenders from time to time parties thereto, Lehman Brothers Inc., Lehman Commercial Paper Inc., Fleet Capital Corporation and BHF-Bank Aktiengesellschaft. (1)
     10.2 Purchase Agreement, dated as of January 23, 1998, by and between the Registrant and Lehman Brothers Inc. (1)
     10.3  NCI Acquisition Corporation 1997 Management Performance Option Plan.
           (1)
     10.4 Stock Option Agreement, dated as of December 31, 1997, between NCI Acquisition Corporation and Jerrold Kaufman. (1)
     10.5 Stock Option Agreement, dated as of December 31, 1997, between NCI Acquisition Corporation and Loren Kranz. (1)
     10.6 Stock Option Agreement, dated as of May 18, 1998, between NCI Acquisition Corporation and Michael Lord. (1)
     10.7 Stock Option Agreement, dated as of December 31, 1997, between NCI Acquisition Corporation and Greg Schubert. (1)
     10.8 Stock Option Agreement, dated as of December 31, 1997, between NCI Acquisition Corporation and Avalon Investment Partners, LLC. (1)
     10.9 Employment Agreement, dated as of December 31, 1997, by and between the Registrant and Jerry Kaufman. (1)

     10.10 Employment Agreement, dated as of December 31, 1997, by and between the Registrant and Loren Kranz. (1)
     10.11 Employment Agreement, dated as of May 18, 1998, by and between the Registrant and Michael Lord. (1)
     10.12 Employment Agreement, dated as of December 31, 1997, by and between the Registrant and Gregory Schubert. (1)
     10.13 Stockholders' Agreement, dated as of December 31, 1997, by and among NCI Acquisition Corporation, the State Board of Administration of Florida, Centre Capital Investors II, L.P., Centre Capital Tax Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P., Centre Parallel Management Partners, L.P., Centre Partners Coinvestment, L.P., WPG Corporate Development Associates V, L.P., WPG Corporate Development Associates V (Overseas), L.P., Weber Family Trust, Lion Investments Limited, Westpool Investment Trust plc, Avalon Investment Partners LLC, Jerrold Kaufman, Loren Kranz, Gregory Schubert and Kevin Henry. (1)
     10.14 Form of Guarantee and Collateral Agreement relation to Credit Agreement, dated as of January 28, 1998. (3)
     10.15 Amendment, dated as of August 7, 1998, to Credit Agreement, dated as of January 28, 1998. (3)
     10.16 Amendment, dated as of March 7, 1999, to Credit Agreement, dated as of January 28, 1998. (4)
     10.17 Amendment, dated as of August 13, 1999, to Credit Agreement, dated as of January 28, 1998. (5)
     10.18 Amendment to Employment Agreement, dated February 8, 2000, by and between the Company and Jerrold Kaufman. (6)
     10.19 Amendment to Stock Option Agreement, dated as of February 8, 2000, between NCI Acquisition Corporation and Jerry Kaufman. (6)
     10.20 Amendment to Employment Agreement, dated November 15, 1999, by and between the Company and Loren Kranz. (6)
     10.21 Amendment to Employment Agreement, dated November 15, 1999, by and between the Company and Michael Lord. (6)
     10.22 Stock Option Agreement, dated as of November 15, 1999, between NCI Acquisition Corporation and Michael Lord. (6)
     10.23 Stock Option Agreement, dated as of March 6, 1999, between NCI Acquisition Corporation and Kevin Henry. (6)
     10.24 Amendment, dated as of April 18, 2000, to Credit Agreement, dated as of January 28, 1998. (7)
     10.25 Amendment, dated as of January 16, 2001, to Credit Agreement, dated as of January 28, 1998. (8)
     10.26 Employment Agreement, dated as of February 7, 2000, by and between the Company and Paula Boyer. +
     10.27 Stock Option Agreement, dated as of September 18, 2000, between NCI Acquisition Corporation and Paula Boyer. +
     12    Statement of Computation of Ratios. +
     21    Subsidiaries of the Registrant. (1)
     24    Power of Attorney (see signature page). (1)
     25 Statement of Eligibility and Qualification of State Street Bank and Trust Company, as Trustee under the Indenture filed as Exhibit 4.1.
           (1)
    (1) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-57429), filed with the Securities and Exchange Commission on June 22, 1998.
    (2) Incorporated by reference to the Company's Registration Statement on Form S-4, Amendment No. 1, (Registration No. 333-57429), filed with the Securities and Exchange Commission on September 2, 1998.
    (3) Incorporated by reference to the Company's Registration Statement on Form S-4, Amendment No. 2, (Registration No. 333-57429), filed with the Securities and Exchange Commission on October 7, 1998.
    (4) Incorporated by reference to the Company's Form 10-K/A, (Registration No. 333-57429), filed with the Securities and Exchange Commission on April 4, 1999.
    (5) Incorporated by reference to the Company's Form 10-Q, (Registration No. 333-57249), filed with the Securities and Exchange Commission on November 1, 1999.
    (6) Incorporated by reference to the Company's Form 10-K, (Registration No. 333-57429), filed with the Securities and Exchange Commission on March 24, 2000.
    (7) Incorporated by reference to the Company's Form 10-Q, (Registration No. 333-57429), filed with the Securities and Exchange Commission on May 15, 2000.
    (8) Incorporated by reference to the Company's Form 8-K, (Registration No. 333-57429), filed with the Securities and Exchange Commission on January 18, 2001.
     +     Filed herewith.


(b)  REPORTS ON FORM 8-K.

     The company filed a Current Report on Form 8-K dated January 18, 2001, in which it amended and restated the Credit Agreement as of April 18, 2000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE CREDIT, INC.

     Date: April 2, 2001               By: /s/ LOREN F. KRANZ
                                           ------------------
                                           Loren F. Kranz
                                           Co-Chief Executive Officer


                                           /s/ MICHAEL LORD
                                           ----------------
                                           Michael Lord
                                           Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                          Date
---------                               -----                          ----

/s/ LOREN F. KRANZ             Co-Chief Executive Officer          April 2, 2001
------------------
Loren F. Kranz

/s/ MICHAEL LORD               Co-Chief Executive Officer          April 2, 2001
----------------
Michael Lord

/s/ JERROLD KAUFMAN            Vice Chairman of the Board          April 2, 2001
-------------------             of Directors and Director
Jerrold Kaufman

/s/ DAVID B. GOLUB             Chairman of the Board of            April 2, 2001
------------------              Directors and Director
David B. Golub

/s/ WESLEY W. LANG, JR.        Vice Chairman of the Board          April 2, 2001
-----------------------         of Directors and Director
Wesley W. Lang, Jr.

/s/ LESTER POLLACK             Director                            April 2, 2001
------------------
Lester Pollack

/s/ TANIA R. SECOR             Director                            April 2, 2001
------------------
Tania R. Secor

/s/ JEFFREY A. WEISS           Director                            April 2, 2001
--------------------
Jeffrey A. Weiss

/s/ NORA E. KERPPOLA           Director                            April 2, 2001
--------------------
Nora E. Kerppola

/s/ PAUL J. ZEPF               Director                            April 2, 2001
----------------
Paul J. Zepf

/s/ ERIC DEY                   Senior Vice President               April 2, 2001
------------                    and Chief Financial Officer
Eric Dey

                             NATIONWIDE CREDIT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2000 AND 1999
               AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
                                DECEMBER 31, 2000

                                    CONTENTS

Report of Independent Public Accountants...............................     F-1

Consolidated Financial Statements

Consolidated Balance Sheets............................................     F-2
Consolidated Statements of Operations..................................     F-4
Consolidated Statements of Stockholder's Equity (Deficit)..............     F-5
Consolidated Statements of Cash Flows..................................     F-6
Notes to Consolidated Financial Statements.............................     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO NATIONWIDE CREDIT, INC.:

     We have audited the accompanying consolidated balance sheets of NATIONWIDE CREDIT, INC. (a Georgia Corporation - Note 1) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationwide Credit, Inc. as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 2, 2001

                             NATIONWIDE CREDIT, INC.
                           CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                             December 31,
                                                           2000       1999
                                                         --------   --------
ASSETS
Current assets:

Cash and cash equivalents                                $  2,426   $     --
Cash held for clients                                       1,604      1,090
Accounts receivable, net of allowance of $699
    and $351, respectively (Note 7)                        16,945     18,209
Prepaid expenses and other current assets (Note 3)          3,678      2,603
                                                         -------------------
Total current assets                                       24,653     21,902

Property and equipment, less accumulated
    depreciation and amortization of $14,845
    and $8,946, respectively (Note 5)                      17,934     14,852
Goodwill, less accumulated amortization of $10,587
    and $7,058, respectively (Notes 2 and 13)              95,283     98,812
Other intangible assets, less accumulated amortization
    of $18,845 and $17,412, respectively                    1,434      2,867
Deferred financing costs, less accumulated
    amortization of $3,399 and $2,811, respectively         3,567      4,063
Other assets                                                1,184      1,188
                                                         -------------------
Total assets                                             $144,055   $143,684
                                                         ===================


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             NATIONWIDE CREDIT, INC.
                           CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (CONTINUED)

                                                         December 31,
                                                      2000         1999
                                                   ----------------------

LIABILITIES AND STOCKHOLDER'S DEFICIT
LIABILITIES:
Collections due to clients                         $   1,604    $   1,090
Accrued compensation                                   3,997        4,557
Accounts payable                                       3,446        4,587
Accrued severance and office closure costs,
     current (Note 3)                                  1,771        1,139
Other accrued liabilities                              7,814        8,406
Deferred revenue                                          --          500
Short-term debt  (Note 6)                                185           --
Current portion of capital leases (Note 9)               636          293
Current maturities of long-term debt (Note 6)          1,625          810
                                                   ----------------------
Total current liabilities                             21,078       21,382

Accrued severance and office closure costs,
      long-term (Note 3)                                 576          843

Capital lease obligations, less current portion
     (Note 9)                                          1,451          359

Long-term debt, less current maturities (Note 6)     130,959      121,308
                                                   ----------------------

Total liabilities                                    154,064      143,892

Commitments and contingencies (Notes 3, 6, 7, 9,
      12, and 14)

STOCKHOLDER'S DEFICIT:
  Common stock - $.01 par value
      Authorized - 10,000 shares
      Issued and outstanding - 1,000 shares               --           --
  Additional paid in capital                          49,465       43,465
  Accumulated deficit                                (59,334)     (43,533)
  Notes receivable - officers (Note 4)                  (140)        (140)
                                                   ----------------------
  Total stockholder's deficit                        (10,009)        (208)
                                                   ----------------------

Total liabilities and stockholder's deficit        $ 144,055    $ 143,684
                                                   ======================


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             NATIONWIDE CREDIT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                   Year Ended December 31,
                                               2000         1999         1998
                                            -----------------------------------

Revenue                                     $ 131,180    $ 112,658    $ 102,797

Expenses:
Salaries and benefits                          83,134       75,029       64,825
Telecommunication                               5,007        4,378        4,960
Occupancy                                       6,006        4,757        4,212
Other operating and administrative             20,759       12,956       14,249
Depreciation and amortization                  11,972        9,875       24,315
Provision for employee severance
    and office closure                          3,122         (469)       1,563
Other unusual charges                           2,451        1,091           --
Goodwill write-off                                 --           --       10,100
                                            -----------------------------------
Total expenses                                132,451      107,617      124,224

Operating (loss) income                        (1,271)       5,041      (21,427)
Interest expense                               14,530       12,946       13,418
                                            -----------------------------------
Loss before income taxes                      (15,801)      (7,905)     (34,845)
                                            -----------------------------------
Provision for income taxes                         --           --           --
Loss before extraordinary item                (15,801)      (7,905)     (34,845)
                                            -----------------------------------
Extraordinary loss on debt extinguishment          --           --          783
                                            -----------------------------------
Net loss                                    $ (15,801)   $  (7,905)   $ (35,628)
                                            ===================================


              The accompanying notes are an integral part of these
                            consolidated statements.

                             NATIONWIDE CREDIT, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                              Additional
                                             Common Stock      Paid-in    Accumulated  Notes Rec.
                                           Shares    Amount    Capital      Deficit     Officers    Total
                                         -----------------------------------------------------------------

Initial capitalization January 1, 1998      1,000   $     --   $ 39,465   $     --    $   (140)   $ 39,325
Net loss                                       --         --         --    (35,628)         --     (35,628)
                                         -----------------------------------------------------------------
Balance at December 31, 1998                1,000         --     39,465    (35,628)       (140)      3,697
                                         -----------------------------------------------------------------
Net loss                                       --         --         --     (7,905)         --      (7,905)
Capital contribution                           --         --      4,000         --          --       4,000
                                         -----------------------------------------------------------------
Balance at December 31, 1999                1,000         --     43,465    (43,533)       (140)       (208)
                                         -----------------------------------------------------------------
Net loss                                       --         --         --    (15,801)         --     (15,801)
Capital contribution                           --         --      6,000         --          --       6,000
                                         -----------------------------------------------------------------
Balance at December 31, 2000                1,000   $     --   $ 49,465   $(59,334)   $   (140)   $(10,009)
                                         =================================================================


              The accompanying notes are an integral part of these
                            consolidated statements.

                             NATIONWIDE CREDIT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                         2000         1999        1998
                                                                      -----------------------------------
OPERATING ACTIVITIES
Net loss                                                              $ (15,801)   $  (7,905)   $ (35,628)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization                                        13,564       10,661       25,821
    Goodwill write-off                                                       --           --       10,100
    Extraordinary loss on debt extinguishment                                --           --          783
    Other non-cash charges                                                2,676         (936)       1,563
Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable                                                     916       (4,849)        (664)
    Prepaid expenses and other assets                                    (3,075)      (2,609)        (312)
    Accrued compensation                                                   (560)         356        1,236
    Accounts payable and other accrued liabilities                       (2,466)       4,754        1,124
                                                                      -----------------------------------
Net cash (used in) provided by operating activities                      (4,746)        (528)       4,023

INVESTING ACTIVITIES

Acquisitions, net of cash acquired                                           --           --     (149,512)
Purchases of property and equipment                                      (8,785)      (9,359)      (3,897)
                                                                      -----------------------------------
Net cash used in investing activities                                    (8,785)      (9,359)    (153,409)

FINANCING ACTIVITIES
Proceeds from acquisition facilities                                         --           --      125,000
Repayment of acquisition facilities                                          --           --     (125,000)
Capital contribution                                                      6,000        4,000       38,975
Proceeds from long-term debt                                                 --        3,637      125,000
Repayment of long-term debt                                                (497)        (269)      (6,250)
Payments on capital lease obligations                                      (602)        (334)          --
Net proceeds from revolving credit facility                              10,963           --           --
Proceeds from short-term debt                                               185        2,500           --
Repayment of short-term debt                                                 --       (2,500)          --
Debt issuance and acquisition costs                                         (92)        (348)      (6,526)
                                                                      -----------------------------------
Net cash provided by  financing activities                               15,957        6,686      151,199
Increase (decrease) in cash and cash equivalents                          2,426       (3,201)       1,813
                                                                      -----------------------------------
Cash and cash equivalents at beginning of year                               --        3,201        1,388
                                                                      -----------------------------------
Cash and cash equivalents at end of year                              $   2,426    $      --    $   3,201
                                                                      ===================================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                                $  13,842    $  12,334    $   7,379
Fixed assets acquired under capital lease obligations                     2,037          986           --
                                                                      ===================================


              The accompanying notes are an integral part of these
                            consolidated statements.

                             NATIONWIDE CREDIT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Nationwide Credit, Inc. (the "Company"), a Georgia corporation, was acquired in a purchase transaction (the "Transaction") on December 31, 1997. The Company was acquired from First Data by NCI Acquisition Corporation, a Delaware corporation ("NAC") on December 31, 1997, in a transaction accounted for as a purchase.

     The Company is among the largest independent providers of contingent fee services in the United States and offers a full range of contingent fee collection services to consumer credit grantors. The Company utilizes sophisticated management information systems to leverage its experience with locating, contacting and effecting payment from delinquent account holders. With 15 call centers in 11 states and approximately 2,600 employees, the Company has the ability to service a large volume of accounts with national coverage.

     In addition to traditional contingent fee collection services, the Company has developed pre-chargeoff collection programs. In these programs, the Company receives accounts from credit grantors before chargeoff and earns a fixed fee per account rather than a percentage of realized collections. With its operational expertise in managing receivables, the Company offers credit grantors a variety of pre-chargeoff outsourcing options including (i) staff augmentation, (ii) inbound and outbound calling programs, (iii) skiptracing, and
(iv) total outsourcing. Account follow-up is an extension of the client's existing procedures utilizing experienced customer service collection personnel to fully collect balances of delinquent accounts. The Company believes that outsourcing these services allows credit grantors to reduce collections costs while also achieving lower delinquencies, improved customer retention and reduced chargeoffs.

     The accompanying consolidated financial statements include the accounts of the Company and its fully owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash held for clients, representing collections not yet remitted to clients, is not considered a cash equivalent.

PREPAID EXPENSES

     In 1999, the Company revised its estimate regarding the recovery of prepaid court costs. The Company significantly increased the volume of legal placements in 1999. The data accumulated over 1998 and 1999 allowed management to understand that prepaid court costs were generally recovered over a 24-month period and not over a year as previously estimated. As a result, the Company decided to change the amortization period of prepaid court costs from 12 to 24 months for court costs incurred since January 1, 1999 in order to properly match revenue and expenses. This change was treated in the 1999 financial statements as a change in accounting estimate. The effect of this change in 1999 was to decrease operating expenses and increase net income by approximately $0.8 million.

     In 2000 and 1999, the Company paid $2.4 million and $1.2 million, respectively, representing payments made to clients on certain account placements. These payments are being amortized over the estimated life of the portfolio, as management estimates that it will correspond to the period over which revenue will be generated on these accounts. Under the terms of these agreements, the Company has the right to retain 100% of the collections up to a contractually specified limit. Collections above this liquidation limit are shared with the client (see Note 3).

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation expense is calculated over the estimated useful lives of the related assets (three to ten years) using the straight-line method for financial reporting purposes. Leasehold improvements are amortized over the shorter of the term of the underlying lease or five years.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets acquired and is being amortized using the straight-line method over 30 years. At December 31, 2000 and 1999, the Company had goodwill of $95.3 million and $98.8 million, respectively. Other intangible assets consist primarily of non-compete agreements and the value of existing placements related to these acquisitions. These costs are amortized on a straight-line basis over the length of the agreement or benefit period, ranging from one to four years. Goodwill and other intangible assets are periodically reviewed for impairment or changes in estimated lives. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis (see Note 13).

REVENUE RECOGNITION

     The Company generates the majority of its revenue from contingency fees which are a percentage of debtor collections. Revenue is recognized upon collection of funds on behalf of clients. Revenues that are not contingency fee based are recognized as the services are performed. Revenues are adjusted for the effect of short-pays and insufficient funds ("NSF"). The reserve recorded in accounts receivable for short-pays and NSF was $459,000 and $351,000 as of December 31, 2000 and 1999, respectively. In addition, as of December 31, 2000 the Company had a $240,000 bad debt reserve.

INCOME TAXES

     The Company accounts for income taxes under the liability method required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", whereby deferred income taxes reflect the net tax effects of temporary differences between the tax bases of assets and liabilities and their related amounts in the financial statements.

     The Company has not recorded any tax benefit on its loss before income taxes for 2000, 1999 and 1998 due to the uncertainty of the realization of such benefits (see Note 11).

RECLASSIFICATIONS

     Certain reclassifications were made to the December 31, 1999 balances to conform with the December 31, 2000 presentation.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133. On January 1, 2001, the Company adopted SFAS No. 133, as amended. The adoption did not have a material effect on the Company's financial position or results of operations.

3.   PROVISION FOR OFFICE CLOSURE, EMPLOYEE SEVERANCE AND OTHER UNUSUAL CHARGES

PROVISION FOR OFFICE CLOSURE AND EMPLOYEE SEVERANCE

     As of December 31, 1997, the Company accrued approximately $4.0 million associated with closing of certain offices and branches, severance payments to employees and relocation costs in connection with the implementation of an operating improvement plan. In December 1998, the Company decided to relocate its corporate offices and recorded a charge of $1.6 million which related to future rent obligations under the existing lease offset by estimated sublease income less broker commissions. The corporate offices were relocated in August 1999 and branches that were not operating at full capacity were reduced or were consolidated with other branches. In addition, the Company refined its estimates and reduced the provision for office closure by $0.5 million as a result of the Company experiencing more favorable sub-leasing results.

     In 2000, the Company established an additional reserve of $1.8 million primarily for the write-off of leasehold improvements, severance payments to employees and disposition of furniture and fixtures in connection with closing certain facilities. The offices were closed as of December 31, 2000. The remaining accrued severance and office closure costs of $1.6 million as of December 31, 2000 represent estimated future rent obligations under cancelled leases net of sublease income and severance payments to employees. The majority of the severance payments will be made in the first quarter of 2001.

     In order to reduce costs and improve productivity and asset utilization, the Company decided to consolidate and reorganize its operations. This restructuring plan was formalized by the end of the second quarter of 2000. Pursuant to the restructuring plan, the Company removed itself from the directory assistance operations for a telecommunications company by July 30, 2000. In addition, the plan involves consolidation of the Company's collections systems and reorganization of certain information technology operations from a remote location to corporate headquarters. Due to reorganization and shutdown of the directory assistance operations, 172 employees were terminated. All employees were notified as of June 30, 2000. The plan also includes the relocation of certain information technology personnel who were notified and agreed to the relocation in the second quarter of 2000.

     The Company recorded a total estimated charge of $1.3 million to complete this plan, included in provision for office closure and employee severance. These charges include costs for severance and benefits to terminate and relocate employees, and the write-off of certain software and hardware. Management expects to complete the execution of this restructuring plan by June 2001.

OTHER UNUSUAL CHARGES

     In 1999, the Company incurred $1.1 million of other unusual costs related to a potential name change and development of a marketing and strategic plan related to a repositioning of the Company in the marketplace.

     In the last quarter of 1999 and the first six months of 2000, the Company expanded its pre-chargeoff collection services to provide more comprehensive collection solutions for its clients. This expansion required the addition of two new facilities. Accordingly, in 2000, the Company incurred $1.5 million for the costs of such expansion activities.

     In 1999 and 2000, the Company paid clients for certain account placements in exchange for the right to retain 100% of the collections up to a contractually specified limit. These payments are being amortized over the estimated life of the portfolio, as management estimates that it will correspond to the period over which revenue will be generated on these accounts. In December 2000, management determined that a $1.0 million impairment of these assets was required because projected revenue will be less than the remaining amortization. The corresponding prepaid asset was recorded net of this impairment reserve on the balance sheet.

     The charges associated with the corporate relocation, the operating improvement plan, the restructuring plan and other unusual charges are as follows (in thousands):

                                                                         Write-off   Other
                                        Employee    Relo-     Office     Hardware   Unusual
                                        Severance  cation     Closure    /Software  Charges    Total
                                        -------------------------------------------------------------
Accrued Costs as of January 1, 1998     $   800    $   900    $ 2,300       $ --   $    --    $ 4,000
Additions made to the accrued costs          --         --      1,563         --        --      1,563
Amounts charged against the provision      (192)      (502)      (624)        --        --     (1,318)
                                        -------------------------------------------------------------
Accrued Costs as of December 31, 1998       608        398      3,239         --        --      4,245
Re-estimation of the accrued costs           --         --       (469)        --     1,091        622
Amounts charged against the provision      (251)      (215)    (1,328)        --    (1,091)    (2,885)
Reclassifications                          (357)      (183)       540         --        --         --
                                        -------------------------------------------------------------
Accrued Costs as of December 31, 1999        --         --      1,982         --        --      1,982
Additions made to the accrued costs       1,254        415      1,187        266     1,451      4,573
Amounts charged against the provision      (749)       (29)    (1,979)        --    (1,451)    (4,208)
                                        -------------------------------------------------------------
Accrued Costs as of December 31, 2000   $   505    $   386    $ 1,190       $266   $   --     $2,347
                                        =============================================================


4.   RELATED PARTY TRANSACTIONS

     The Company has notes receivables from two officers totaling $140,000 as of December 31, 2000, 1999 and 1998. These notes mature in 2002 and bear interest at the prime or corporate rate of interest per annum published on December 31, 1997, by Citibank, N.A., which is reset annually thereafter to the prime or corporate rate at each anniversary date. These notes are secured by a pledge of certain collateral of the two officers.

5.   PROPERTY AND EQUIPMENT

     The following table summarizes the Company's property and equipment (in thousands):

                                                     --------------------------
                                                        2000             1999
                                                     --------------------------

Computer equipment                                   $ 22,981          $ 17,633
Furniture and equipment                                 5,914             4,518
Leasehold improvements                                  3,884             1,647
                                                     --------------------------
Subtotal                                               32,779            23,798
Accumulated depreciation                              (14,845)           (8,946)
                                                     --------------------------
Total                                                $ 17,934          $ 14,852
                                                     ==========================

     During 2000 and 1999 the Company entered into capital leases for computer equipment and leasehold improvements. Amortization of assets acquired under capital lease obligations is included in depreciation expense. Capital lease property included in property and equipment is as follows:

                                                      -------------------------
                                                        2000             1999
                                                      -------------------------

Computer equipment                                    $ 1,540           $   986
Leasehold improvements                                  1,483                --
                                                      -------------------------
Subtotal                                                3,023               986
Accumulated amortization                                 (701)             (331)
                                                      -------------------------
Total                                                 $ 2,322           $   655
                                                      =========================


6.   SHORT AND LONG-TERM DEBT

     Short-term debt consists of an unsecured, fixed interest rate agreement for financing an insurance premium. The interest rate under this agreement was 6.5% as of December 31, 2000.

     In January 1998, the Company implemented a financing plan which included the issuance of $100 million 10.25% Senior Notes due 2008 in a private placement (the "Offering"). The Company exchanged these notes for $100 million 10.25% Series A Senior Notes due 2008 which were registered under the Securities Act of 1933. In connection with the Offering, all amounts outstanding under the Acquisition Facilities were repaid utilizing proceeds of the Offering and the Term Loan. Financing costs incurred under the Acquisition Facilities were written-off, resulting in an extraordinary loss on debt extinguishment of $0.8 million in 1998.

     As part of the financing plan, the Company also entered into a credit agreement (the "Credit Agreement") which provides for (i) a seven-year term loan facility in the amount of $25.0 million (the "Term Loan"), and (ii) a six-year revolving credit facility (the "Revolving Credit Facility") of $6.5 million. On August 13, 1999, in order to fund the growth of the business, the Company amended its Revolving Credit Facility and Term Loan to create an additional $5.0 million of availability. Specifically, $3.5 million of existing debt under the Revolving Credit Facility was converted to a Term Loan Facility, bearing interest at the Base Rate plus the Applicable Margin (as defined in the Credit Agreement), payable in 13 consecutive quarterly installments of $250,000 beginning September 30, 2000, with the final payment of $200,000 on December 31, 2003. The interest rate of the existing Term Loan is based upon the Eurodollar Base Rate ("Eurodollar") plus 3.75%, or the Base Rate plus 2.75%. Interest payments are made quarterly for Base Rate loans. Interest payments on Eurodollar loans are made on the earlier of their maturity date or 90 days depending on their term. The maturity date of the existing Term Loan Facility was also changed from December 31, 2004 to January 28, 2004. The existing line of credit under the Revolving Credit Facility was increased by $1.5 million from $5.0 million to $6.5 million, maturing January 2004 .

     On April 18, 2000, the Company negotiated an amendment to its Revolving Credit Facility and Term Loan (the "Bank Facilities") to create an additional $6.0 million of borrowing capacity to fund the Company's working capital needs. Specifically, the existing line of credit under the Revolving Credit Facility was increased from $6.5 million to $12.5 million, maturing January 2004 and bearing interest at the Company's option of either (A) the Base Rate plus the Applicable Margin or (B) the Eurodollar Rate plus the Applicable Margin. In addition, the Company is required to pay a commitment fee of .625% on the unused portion of the Revolving Credit Facility. Additionally, the Company is required to make annual prepayments from Excess Cash Flow, as defined in the Credit Agreement. Prepayments are also required in the event of an equity or debt issuance, or upon certain dispositions of assets. At December 31, 2000, the Company had $11.0 million of borrowings outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are classified as long-term as the Company has the intent and ability, supported by the terms of the Credit Agreement, to maintain amounts outstanding through 2004.

     On January 16, 2001, the Company amended its Revolving Credit Facility to obtain a new overadvance commitment (the "Overadvance Facility") and a new customer commitment (the "Customer Facility). Under the Overadvance Facility, the Company can borrow $2.0 million at an interest rate equal to the Base Rate plus 3.75%. The facility expires on December 31, 2001 but can be extended to January 28, 2004 if the eligible accounts receivable balance is greater than $14.7 million. Under the Customer Facility, the Company can borrow $2.0 million at an interest rate equal to the Base Rate plus 3.75%. Borrowings under the Customer Facility must be used to make payments to customers of the Company to cover the float in respect of checks deposited into one or more trust funds by debtors of such customers and can be outstanding for a maximum of 5 days. The Company is limited to two borrowings per calendar month under the Customer Facility. The Customer Facility expires on December 31, 2001. In addition, the Company is required to pay a commitment fee of .625% on the unused portion of the Overadvance Facilty and Customer Facility.

     Among other restrictions, the Credit Agreement, as amended, requires the Company to maintain certain financial ratios and limits the Company's ability to incur additional debt, pay dividends, and to make acquisitions and capital expenditures. At December 31, 2000, the Company was in compliance with all financial covenants, as amended on January 16, 2001. To meet the minimum earnings before interest, taxes, depreciation, amortization and certain other charges ("Adjusted EBITDA") requirement in 2001, the Company will be required to increase its Adjusted EBITDA from the 2000 results. The Credit Agreement also provides for a first priority lien on substantially all properties and assets (including, among other things, all of the capital stock of the Company and each of its direct and indirect domestic subsidiaries, and 65% of the capital stock of first-tier foreign subsidiaries) of the Company and its direct and indirect domestic subsidiaries (excluding the Company's currently existing subsidiaries).

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

     Interest expense related to the Company's long-term debt for the years ending December 31, 2000, 1999, and 1998 was $13.6 million, $12.3 million and $12.2 million, respectively.

     The following table summarizes the Company's long-term debt (in thousands):

                                                            December 31,
                                                       2000             1999
                                                    ---------------------------

10.25% Senior Notes, due 2008                       $ 100,000         $ 100,000
Term loan facility                                     21,512            21,950
Revolving credit facility                              10,963                --
Security agreement                                        109               168
                                                    ---------------------------
                                                      132,584           122,118
Less current maturities                                (1,625)             (810)
                                                    ---------------------------
                                                    $ 130,959         $ 121,308
                                                    ===========================


     Future maturities of the long-term debt are as follows (in thousands):

                    2001                          $   1,625
                    2002                              1,296
                    2003                              1,200
                    2004                             28,463
                    2005                                 --
                    thereafter                      100,000
                                                   --------
                                                   $132,584
                                                   ========

     In order to fund the working capital requirements associated with expanding the business, the Company received additional equity investment of $5.0 million from its shareholder in January 2001.

7.   BUSINESS SEGMENTS, SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

     The Company operates primarily in the accounts receivable management business. It receives placements from a number of different industry groups on both a pre and post charge-off basis. In 1998, the Company began providing directory assistance outsourcing services to its clients in the telecommunications industry. In the first quarter of 2000, the Company gave notice of its intent to terminate its service offering of directory assistance operations, as it was not considered part of the core business of the Company. The Company ceased this operation by July 30, 2000; the impact on net income was minimal in the year 2000. The revenue from this service to the telecommunications industry was less than ten percent of total revenues in 2000, 1999 and 1998 and is therefore not presented as a separate segment.

     The Company derives a significant portion of its revenue from American Express, MCI, Providian National Bank, and the Department of Education ("DOE"). The amounts of consolidated net revenues and accounts receivable attributable to these customers are as follows (in thousands):

                          ---------------------------
                             Year Ended December 31,
                            2000      1999      1998
                          ---------------------------
Revenue:
American Express          $43,392   $37,965   $36,332
MCI                        17,826    13,890     6,019
Providian National Bank    14,849     5,679        --
DOE                         7,905     9,033     8,892


                            December 31,
                          ---------------
                           2000     1999
                          ---------------
Accounts Receivable:
American Express          $1,932   $1,727
MCI                        3,965    2,997
Providian National Bank    2,240    4,103
DOE                        1,083    2,679


     Additionally, in the aggregate, the Company had accounts receivable from other departments and agencies of the U.S. Government amounting to $0.5 million and $0.7 million at December 31, 2000 and 1999, respectively. No other single customer accounted for more than 10% of the consolidated totals for the periods indicated.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, cash held for and due to clients, accounts receivable, accounts payable, short-term debt, current portion of capital leases and current maturities of long-term debt approximate fair value due to the short maturities of these instruments. The fair value of outstanding bonds is based on market quotes. The carrying amount of the Term Loan and Revolving Credit Facility approximate fair value due to variable interest rates. Management believes that the fair value of the borrowings under the Security Agreement and capital leases are not significantly different from its carrying amount.

     The carrying amounts and fair values of the Company's long-term debt (less current maturities) as of December 31, 2000 and 1999 are as follows (in thousands):

                                   2000                  1999
                            -------------------   -------------------
                            Carrying      Fair    Carrying      Fair
                             Amount      Value     Amount      Value
                            -------------------   -------------------
Senior Notes                $100,000   $ 28,000   $100,000   $ 60,000
Term Loan                     19,950     19,950     21,200     21,200
Revolving Credit Facility     10,963     10,963         --         --
Security Agreement                46         46        108        108
                            -------------------   -------------------
                            $130,959   $ 58,959   $121,308   $ 81,308
                            ===================   ===================


9.   LEASES

     The Company leases facilities and equipment under capital leases and operating leases. These lease agreements expire between 2001 and 2011, and most of the facility lease agreements contain renewal options. Future minimum lease payments under capital leases and operating leases, together with the present value of the net minimum capital lease payments at December 31, 2000, are as follows:

     (All dollar amounts in thousands)

                                    Capital    Operating
                                    Leases      Leases
                                    -------    -------
2001                                $   810    $ 6,593
2002                                    581      4,770
2003                                    319      3,474
2004                                    301      2,967
2005                                    146      2,763
Later years through 2011                571     10,179
                                    -------    -------
Total minimum lease payments          2,728    $30,746
                                               =======
Less amount representing interest      (641)
                                    -------
Present Value of net minimum
lease payments                      $ 2,087
                                    =======


     Rental expense for all operating leases was $6,596, $4,514, and $3,681 for 2000, 1999 and 1998, respectively.

     During 1999, the Company started sub-leasing offices left vacant following the relocation of its corporate offices and some closed branches. Sublease income is recorded against the provision for office closure. Total minimum sublease rentals to be received in the future under noncancellable sublease agreements amount to $0.7 million.

10.  STOCK OPTION PLAN

     In connection with the Transaction, NAC adopted its 1997 Management Performance Option Plan (the "Option Plan"). A total of 57,665 shares of NAC's Common Stock may be granted under the Option Plan, under which 40,846 are divided equally between Class A Options and Class B Options, and 9,610 are allocated as Class C Options, and 7,209 which may be allocated as Class A Options, Class B Options or Class C Options, as determined by NAC's board of directors.

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

     In connection with the Transaction in 1997, 18,020, 18,020 and 9,610 Class A Options, Class B Options and Class C Options, respectively, were granted to certain members of management. All options were awarded at an exercise price of $100, which equaled the fair market value at the date of grant. In 1999, 15,617 additional grants were issued at an exercise price of $100, which equaled the fair market value at the date of the grant. In addition, 6,606 outstanding options were forfeited. In 2000, 10,096 additional grants were issued at an exercise price of $100, which equaled the fair market value at the date of the grant. As of December 31, 2000, 1999 and 1998, the number of exercisable options was 36,341, 23,556 and 11,473, respectively.

     The Company accounts for stock-based compensation using the instrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Option Plan been determined based upon fair values at the grant date for awards under the Option Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss for 2000, 1999 and 1998 would have increased to the pro forma amount indicated below (in thousands):

                2000         1999        1998
              ---------------------------------

As reported   $(15,801)     (7,905)    (35,628)
Pro forma      (16,103)     (8,190)    (35,897)


     The weighted average fair value of options granted estimated on the date of grant using the minimum values model was $25.70, $26.21, and $24.85 for options granted in 2000, 1999 and 1998. The fair value of the options granted was based on the following assumptions: dividend yield of 0 percent, risk free interest rate of 6.0 percent for 2000, 5.9 percent for 1999 and 5.7 percent for 1998, and expected lives of 4 years for Class A Options and 6 years for Class B Options and Class C Options. The weighted average remaining contractual life of options outstanding at December 31, 2000, 1999 and 1998 was 7.2, 7.9 and 8.2 years, respectively.

11.  INCOME TAXES

     During 2000, 1999 and 1998 the Company did not recognize any benefit for income taxes since it recognized a valuation allowance equal to the amount of total deferred tax assets. The provision for income taxes consists of the following (in thousands):

                     Year Ended December 31,
                  ----------------------------
                  2000        1999        1998
                  ----------------------------
Federal           $ --        $ --        $ --
State and local     --          --          --
                  ----------------------------
Total             $ --        $ --        $ --
                  ============================


     Deferred income taxes result from the recognition of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years.

     The provision for income taxes is comprised of the following (in thousands):

                     Year Ended December 31,
                  ----------------------------
                  2000        1999        1998
                  ----------------------------
Current           $ --        $ --        $ --
Deferred            --          --          --
                  ----------------------------
Total             $ --        $ --        $ --
                  ============================

     The Company's net deferred tax assets (liabilities) consist of the following (in thousands):

                                                              December 31,
                                                       ------------------------
                                                         2000            1999
                                                       ------------------------
Deferred tax assets:
Accrued costs                                          $    375        $    333
Restructuring accrual                                       280              --
Charitable contribution carryover                             7              --
Deferred revenue                                             --             195
Depreciation and amortization                             1,590           3,117
Goodwill write-off                                        5,870           3,405
Accounts receivable allowance                               272             137
Net operating loss                                       18,452           9,748
                                                       ------------------------
Total deferred tax assets                                26,846          16,935
Valuation allowance                                     (22,947)        (16,935)
                                                       ------------------------
Net deferred tax assets                                   3,899              --

Deferred tax liabilities:
Accrued costs                                              (923)             --
Prepaid costs                                            (1,139)             --
Developed software                                       (1,837)             --
Depreciation and amortization                                --              --
                                                       ------------------------
Total deferred tax liabilities                           (3,899)             --
                                                       ------------------------
Net deferred tax assets                                $     --        $     --
                                                       ========================


     The reconciliation of income tax computed at the U. S. federal statutory tax rate to income tax expense is (in thousands):

                                                  Year Ended December 31,
                                         --------------------------------------
                                           2000            1999          1998
                                         --------------------------------------
Federal statutory rate                   $ (5,530)      $ (2,767)      $(12,470)

State income taxes, net of
      federal benefit                        (616)          (308)        (1,390)
Expenses not deductible for
      tax purposes                             34             --             --
Other                                         100             --             --
                                         --------------------------------------
Subtotal                                   (6,012)        (3,075)       (13,860)
Valuation allowance                         6,012          3,075         13,860
                                         --------------------------------------
Total                                    $     --       $     --       $     --
                                         ======================================


12.  RETIREMENT PLANS

     The Company has an incentive savings plan that allows eligible employees to contribute a percentage of their compensation and provides for certain matching, service-related and other contributions. The matching and service- related contributions associated with the plans were approximately $0.3 million for each of the years ending December 31, 2000, 1999, and 1998.

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

14.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The employment agreements of certain members of management provide for a severance benefit in the event they are terminated without cause.

     In 1992, the Company's Predecessor reached a settlement with the Federal Trade Commission (the "FTC") in an action commenced by the FTC in which it alleged the Company had violated the FDCPA. The matter was resolved with a Consent Decree, in which the Company, without admitting any liability, agreed to take additional steps to ensure compliance with the FDCPA and paid a penalty of $100,000. The Federal Trade Commission completed its investigation regarding the Company's compliance with the Consent Decree from January 1, 1994 to October 1998, when the matter was settled. The Company settled the matter by paying a civil penalty of $1.0 million and implementing certain procedures in connection with the operation of the business, consisting primarily of disclosure to debtors of their rights and enhanced training and compliance reporting requirements. First Data reimbursed the Company for the penalty and expenses incurred in connection with the FTC investigation. The settlement was filed with the court on October 6, 1998 in the form originally proposed, United States v. Nationwide Credit, Inc. Civ. Act. No. 1:98-CV-2929 (N.D. Ga., Atlanta Div.). The Company believes that compliance by the Company with the provisions of the Consent Decree, as well as with the additional provisions related to the settlement of the FTC investigation, will not materially affect the Company's financial condition or results of operations.

                             NATIONWIDE CREDIT, INC.
                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                     Charged
                                                         Balance At  to Costs Charged               Balance At
                                                         Beginning     and    to Other                End of
           Description                                   of Period  Expenses  Accounts   Deductions   Period
                                                         ---------------------------------------------------
Allowance for doubtful accounts:

Year ended December 31, 1998 deducted from receivables   $ 4,449   $   524   $    --      $(4,022)   $   951
Year ended December 31, 1999 deducted from receivables       951        --        --         (600)       351
Year ended December 31, 2000 deducted from receivables       351       355        --           (7)       699

Accrued severance and office closure:
Year ended December 31, 1998 accrued
severance and office closure                             $    --   $ 1,563   $ 4,000(1)   $(1,318)   $ 4,245
Year ended December 31, 1999 accrued severance
and office closure                                         4,245       622        --       (2,885)     1,982
Year ended December 31, 2000 accrued                       1,982     3,122        --       (2,757)     2,347
severance and office closure

(1) Accrual recorded as part of the purchase accounting adjustments resulting from the acquisition of the Company