Form 10-Q
period 2001-03-31
NATIONWIDE CREDIT INC
filed 2001-05-14
CIK 1059083

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
          EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001  or
                              ----------------

 _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number  333-57249
                       --------------------------


                            NATIONWIDE CREDIT, INC.
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                            58-1900192
---------------------------------                      -------------------------
  (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                       Identification Number)

2015 Vaughn Road, Building 300, Kennesaw, GA                     30144
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:     (770) 933-6659
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

                                             Yes  X    No________
                                                -----

                               TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----
PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets
           as of March 31, 2001 and December 31, 2000.........................................   2

          Consolidated Statements of Operations
           for the Three Months Ended March 31, 2001 and March 31, 2000.......................   4

          Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2001 and March 31, 2000.......................   5

          Notes to Consolidated Financial Statements as of March 31, 2001.....................   6

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.................................................   8

          ITEM 3.   QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK...............  12

PART II.  OTHER INFORMATION

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..........................................  12

SIGNATURE.....................................................................................  13

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONWIDE CREDIT, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

                                                              March 31,               December 31,
                                                                2001                     2000
                                                              Unaudited                 Audited
                                                              ------------------------------------
Assets
Current assets:
Cash and cash equivalents                                     $  1,401                  $  2,426
Cash held for clients                                            2,601                     1,604
Accounts receivable, net of allowance of
     $782 and $699, respectively                                19,001                    16,945
Prepaid expenses and other current assets                        4,156                     3,678
                                                              ------------------------------------
Total current assets                                            27,159                    24,653

Property and equipment, less accumulated
     depreciation and amortization of $16,601
      and $14,845, respectively                                 18,044                    17,934
Goodwill, less accumulated amortization of $11,469
     and $10,587, respectively                                  94,401                    95,283
Other intangible assets, less accumulated amortization
     of $19,203 and $18,845, respectively                        1,075                     1,434
Deferred financing costs, less accumulated amortization
     of $3,576 and $3,399, respectively                          3,526                     3,567
Other assets                                                     1,079                     1,184
                                                              ------------------------------------
Total assets                                                  $145,284                  $144,055
                                                              ====================================

   The accompanying notes are an integral part of these consolidated balance sheets.

NATIONWIDE CREDIT, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

                                                                March 31,              December 31,
                                                                  2001                    2000
                                                               Unaudited                 Audited
                                                               ------------------------------------
Liabilities and stockholder's deficit
Liabilities:
Collections due to clients                                      $  2,601               $      1,604
Accrued compensation                                               3,139                      3,997
Accounts payable                                                   2,077                      3,446
Accrued severance and office closure costs, current                1,091                      1,771
Other accrued liabilities                                          6,291                      7,814
Short-term debt                                                      370                        185
Current portion of capital leases                                    538                        636
Current maturities of long-term debt                               1,308                      1,625
                                                               ------------------------------------
Total current liabilities                                         17,415                     21,078

Accrued severance and office closure costs, long-term                541                        576

Capital lease obligations, less current portion                    1,310                      1,451

Long-term debt, less current maturities                          132,385                    130,959
                                                               ------------------------------------
Total liabilities                                                151,651                    154,064

Stockholder's deficit:
Common stock - $.01 par value
   Authorized: 10,000 shares;
   Issued and outstanding - 1,000 shares                              --                         --
Additional paid-in capital                                        54,465                     49,465
Accumulated deficit                                              (60,692)                   (59,334)
Notes receivable - officers                                         (140)                      (140)
                                                               ------------------------------------
Total stockholder's deficit                                       (6,367)                   (10,009)
                                                               ------------------------------------
Total liabilities and stockholder's deficit                     $145,284               $    144,055
                                                               ====================================

   The accompanying notes are an integral part of these consolidated balance sheets.

NATIONWIDE CREDIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands)

                                                                   For the Three Months
                                                                     Ended March 31,
                                                            -----------------------------------
                                                               2001                    2000
                                                             Unaudited               Unaudited
                                                            -----------------------------------
Revenue                                                     $    34,566              $   33,493

Expenses:
Salaries and benefits                                            20,747                  21,688
Telecommunication                                                 1,409                   1,319
Occupancy                                                         1,737                   1,517
Other operating and administrative                                5,410                   4,795
Depreciation and amortization                                     3,020                   2,804
Provision for employee severance, office closure and
 other unusual charges                                              --                      334
                                                            -----------------------------------
Total expenses                                                   32,323                  32,457

Operating income                                                  2,243                   1,036
Interest expense                                                  3,601                   3,487
                                                            -----------------------------------
Loss before income taxes                                         (1,358)                 (2,451)
Provision for income taxes                                           --                      --
                                                            -----------------------------------
Net loss                                                    $    (1,358)            $    (2,451)
                                                            ===================================

 The accompanying notes are an integral part of these consolidated statements.

NATIONWIDE CREDIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                      -----------------------------------------
                                                                             2001                      2000
                                                                          Unaudited                  Unaudited
                                                                      -----------------------------------------
Operating activities
Net loss                                                                 $  (1,358)                $  (2,451)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                           3,567                     3,111
     Other non-cash charges                                                    191                        69
Changes in operating assets and liabilities:
     Accounts receivable                                                    (2,139)                    2,223
     Prepaid expenses and other assets                                        (743)                   (1,528)
     Accrued compensation                                                     (858)                      417
     Accounts payable and other accrued liabilities                         (3,642)                   (3,192)
                                                                      -----------------------------------------
Net cash used in operating activities                                       (4,982)                   (1,351)

Investing activities
Purchases of property and equipment                                         (1,962)                   (3,321)

Financing activities
Capital contribution                                                         5,000                     6,000
Repayment of long-term debt                                                   (327)                      (82)
Payments on capital lease obligations                                         (239)                      (74)
Net proceeds from revolving credit facility                                  1,436                     5,900
Proceeds from short-term debt                                                  491                        --
Repayment of short-term debt                                                  (306)                       --
Debt issuance costs                                                           (136)                       --
                                                                      -----------------------------------------
Net cash provided by financing activities                                    5,919                    11,744
(Decrease) increase in cash and cash equivalents                            (1,025)                    7,072
Cash and cash equivalents at beginning of period                             2,426                        --
                                                                      -----------------------------------------
Cash and cash equivalents at end of period                               $   1,401                 $   7,072
                                                                      =========================================
Supplemental cash flow information
Cash paid for interest                                                   $   6,275                 $   5,729

 The accompanying notes are an integral part of these consolidated statements.

NATIONWIDE CREDIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been excluded. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2000 included in Form 10-K.

   Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

   Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2. Nature of Operations

   The Company is among the largest independent providers of accounts receivable management services in the United States. The Company's client base is comprised of financial institutions, government agencies, retail and consumer businesses, telecommunications companies and healthcare providers located throughout the United States.

3. Long-Term Debt and Stockholder's Deficit

   The following table summarizes the Company's long-term debt (in  thousands):

                                                  March 31, 2001          December 31, 2000
                                           ---------------------------------------------------
   10.25% Senior Notes, due 2008                   $  100,000                $  100,000
   Term loan facility                                  21,200                    21,512
   Revolving credit facility                           12,400                    10,963
   Security agreement                                      93                       109
                                           ---------------------------------------------------
                                                      133,693                   132,584
   Less current maturities                             (1,308)                   (1,625)
                                           ---------------------------------------------------
                                                   $  132,385                $  130,959
                                           ===================================================


   On January 16, 2001, the Company amended its revolving credit facility to obtain a new overadvance commitment (the "Overadvance Facility") and a new customer commitment (the "Customer Facility"). Under the Overadvance Facility, the Company can borrow $2.0 million at an interest rate equal to the Base Rate plus 3.75%. The facility expires on December 31, 2001 but can be extended to January 28, 2004 if the eligible accounts receivable balance is greater than $14.7 million. Under the Customer Facility, the Company can borrow $2.0 million at an interest rate equal to the Base Rate plus 3.75%. Borrowings under the Customer Facility must be used to make payments to customers of the Company to cover the float in respect of checks deposited into one or more trust funds by debtors of such customers and can be outstanding for a maximum of 5 days. The Company is limited to two borrowings per calendar month under the Customer Facility. The Customer Facility expires on December 31, 2001. In addition, the Company is required to pay a commitment fee of .625% on the unused portion of the Overadvance Facilty and Customer Facility. Among other restrictions, the credit agreement, as amended, requires the Company to maintain certain financial ratios and limits the Company's ability to incur additional debt, pay dividends, and to make acquisitions and capital expenditures. At March 31, 2001, the Company was in compliance with all covenants, as amended on January 16, 2001.

   In order to fund the working capital requirements associated with expanding the business, the Company received additional equity investment of $5.0 million from its stockholder in January 2001.

4. Commitments and Contingencies

   The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

5. Provision for Employee Severance, Office Closure and Other Unusual Charges

   In the last quarter of 1999 and the first six months of 2000, the Company expanded its pre-chargeoff services to provide more comprehensive collection solutions for its clients. This expansion required the addition of two new facilities. Accordingly, in the first quarter of 2000 the Company incurred $0.3 million for the costs of such expansion activities.

   Changes in the accrual associated with office closures are as follows (in thousands):

                                                                                              Write-off
                                                    Employee         Relo-        Office       hardware
                                                    Severance       cation       Closure      /software       Total
                                               -----------------------------------------------------------------------
   Accrued costs as of December 31, 2000               $ 505         $ 386       $ 1,190        $  266       $ 2,347
   Re-estimation of the accrued costs                    116           ---           150          (266)           --
   Amounts charged against the provision                (366)          (46)         (303)           --          (715)
                                               -----------------------------------------------------------------------
   Accrued costs as of March 31, 2001                  $ 255         $ 340       $ 1,037        $   --       $ 1,632
                                               =======================================================================

6. Recent Accounting Developments

   The Financial Accounting Standards Board ("FASB") is in the process of completing a proposal to change merger accounting rules. The proposal, 2001 FASB Exposure Draft "Business Combinations and Intangible Assets Accounting for Goodwill", would eliminate the pooling-of-interests method of accounting for mergers and acquisitions, mandating purchase accounting for such transactions. Under the current business combination accounting rules, the unallocated difference between the fair market value of the assets and liabilities purchased for an acquisition accounted for under the purchase method of accounting and the purchase price (goodwill) is amortized over the estimated useful life of this asset.

   The new proposal takes a nonamortization approach to goodwill. Under the new proposal, goodwill would be tested periodically for impairment. The final rule has not been issued yet, nor is there any certainty as to the effective date of this rule. The Company is actively monitoring the status of this pronouncement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

(Three months ended March 31, 2001 compared to three months ended March 31,
2000)

Revenue. Total revenue increased $1.1 million or 3% from $33.5 million for the three months ended March 31, 2000 to $34.6 million for the three months ended March 31, 2001. Excluding $1.5 million of 2000 revenue from a directory assistance program to a major telecommunications company, which the Company discontinued in July 2000, revenue grew 8% from $32.0 million for the first quarter of 2000 to $34.6 million for the first quarter of 2001. The increase was primarily due to a $4.2 million increase in pre-chargeoff revenues from clients in the telecommunications and financial services industries, partially offset by a $1.6 million decrease in contingent fee revenues. The decrease in contingent fee revenue was primarily due to a rate reduction by one of the Company's largest financial services clients and, to a lesser extent, a decrease in healthcare revenues.

Expenses. Salaries and benefits expense decreased $1.0 million or 4% to $20.7 million for the three months ended March 31, 2001 from $21.7 million for the three months ended March 31, 2000. This decrease was primarily the result of reorganizing the Company's operations and closing small unprofitable collection centers in 2000.

Telecommunications expense increased $0.1 million or 7% to $1.4 million for the three months ended March 31, 2001 from $1.3 million for the same period in 2000. The increase was primarily the result of the continued growth of the business.

Occupancy expense increased $0.2 million or 15% to $1.7 million for the three months ended March 31, 2001 from $1.5 million for the same period in 2000. The increase was the result of annual rent escalations in 2001 and the Company leasing additional facilities in 2000 to accommodate the Company's growth. Although the Company eliminated small unprofitable call centers in 2000, the majority of the cost savings associated with the reorganization of the Company's operations were in salaries and benefits and other operating and administrative expense.

Other operating and administrative expense increased $0.6 million or 13% to $5.4 million for the three months ended March 31, 2001 from $4.8 million for the same period in 2000. The increase was primarily the result of additional professional services fees due to growth in the Company's business.

Depreciation and amortization expense increased $0.2 million or 8% to $3.0 million for the three months ended March 31, 2001 from $2.8 million for the period ended March 31, 2000. The increase was primarily the result of depreciation on capital assets acquired in 2000 to support the Company's revenue growth.

Provision for employee severance, office closure and other unusual charges. In the last quarter of 1999 and the first six months of 2000, the Company expanded its pre-chargeoff services to provide more comprehensive collection solutions for its clients. This expansion required the addition of two new facilities. Accordingly, in the first quarter of 2000 the Company incurred $0.3 million for the costs of such expansion activities.

Operating Income. Operating income was $2.2 million for the three months ended March 31, 2001, an increase of $1.2 million from operating income of $1.0 million for the same period in 2000. This increase was primarily the result of increased revenues, elimination of small unprofitable collection centers in 2000 and the restructuring of certain operations in 2000. The Company will continue to look for ways to streamline the business and become more efficient. As an example, the Company closed another small collection center in Woburn, Massachusetts on April 30, 2001.

Interest Expense. Interest expense was $3.6 million for the three months ended March 31, 2001 compared to $3.5 million for the same period in 2000, an increase of $0.1 million. This increase was primarily the result of additional borrowings against the revolving credit facility and interest paid on capital lease obligations, partially offset by lower interest on the term loans due to scheduled payments made over the past year that reduced the principal balance.

Net Loss. The Company incurred a net loss for the three months ended March 31, 2001 of $1.4 million compared to a net loss of $2.5 million in the same period of 2000.

Liquidity and Capital Resources

Cash Flows. Cash used in operating activities was $5.0 million for the three months ended March 31, 2001 compared to $1.4 million for the three months ended March 31, 2000, resulting in an increase in cash used of $3.6 million. The increase in cash used compared to the same period in 2000 was primarily a result of an increase in accounts receivable of $2.1 million in 2001 compared to a decrease in accounts receivable of $2.2 million during the first three months of 2000. The accounts receivable increase was primarily the result of a change in the revenue mix and, to a lesser extent, the timing of payments by the Company's clients. Accounts payable and other accrued liabilities decreased by $3.6 million during the first quarter of 2001 primarily due to a $5.1 million semi-annual interest payment on January 15, 2001 for the Company's outstanding notes and $0.7 million of payments related to the provision for accrued severance and office closure costs. Cash used in investing activities for the first three months of 2001 and 2000 was $2.0 million and $3.3 million, respectively, consisting of capital expenditures. Cash provided by financing activities was $5.9 million and $11.7 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in cash provided by financing activities in 2001 compared to 2000 was primarily due to lower additional borrowings on the revolving credit facility. In the first quarter of 2001 the Company borrowed an additional $1.4 million on the Company's revolving credit facility compared to borrowings of $5.9 million during the first quarter of 2000.

Working Capital. Working capital increased to $9.7 million at March 31, 2001 from $3.6 million at December 31, 2000, primarily as a result of the $2.1 million increase in accounts receivable and $3.6 million decrease in accounts payable and other accrued liabilities discussed above.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2001 were $2.0 million, principally for equipment to support the expansion of pre-chargeoff services to a major telecommunications company as well as investment in telecommunications and information systems technology. The Company expects to limit capital spending to approximately $5.5 million for the year.

Liquidity. The principal sources of liquidity for the Company's business and operating needs in the first quarter of 2001 were internally generated funds from its operations, borrowings of $1.4 million against the revolving credit facility ("Revolving Credit Facility") and a $5.0 million capital infusion from the Company's shareholder. On January 16, 2001, the Company amended its Revolving Credit Facility to obtain a new overadvance commitment (the "Overadvance Facility") and a new customer commitment (the "Customer Facility"). Under the Overadvance Facility, the Company can borrow $2.0 million at an interest rate equal to the Base Rate plus 3.75%. The facility expires on December 31, 2001 but can be extended to January 28, 2004 if the eligible accounts receivable balance is greater than $14.7 million. Under the Customer Facility, the Company can borrow $2.0 million at an interest rate equal to the Base Rate plus 3.75%. Borrowings under the Customer Facility must be used to make payments to customers of the Company to cover the float in respect of checks deposited into one or more trust funds by debtors of such customers and can be outstanding for a maximum of 5 days. The Company is limited to two borrowings per calendar month under the Customer Facility. The Customer Facility expires on December 31, 2001. In addition, the Company is required to pay a commitment fee of .625% on the unused portion of the Overadvance Facilty and Customer Facility. At March 31, 2001, the Company had $12.4 million of borrowings outstanding under the Revolving Credit Facility. Among other restrictions, the Credit Agreement, as amended, requires the Company to maintain certain financial ratios and limits the Company's ability to incur additional debt, pay dividends, and to make acquisitions and capital expenditures. At March 31, 2001, the Company was in compliance with all covenants, as amended on January 16, 2001.

The ability of the Company to meet its debt service obligations and to comply with the restrictive and financial covenants contained in the Company's senior credit facility, the Revolving Credit Facility and the Company's outstanding notes will be dependent on the future operating and financial performance of the Company, which will be subject in part to a number of factors beyond the control of the Company, such as prevailing economic conditions, interest rates and demand for credit collection services.

Management believes that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under the credit facilities will be adequate to allow for anticipated capital expenditures, to fund working capital requirements and to make required payments of principal and interest on its debt. However, if the Company is unable to generate sufficient cash flows from operations in the future, it may be necessary for the Company to refinance all or a portion of its debt, obtain additional financing or obtain additional equity contribution from existing investors, but there can be no assurance that the Company will be able to effect such refinancing or obtain additional financing on commercially reasonable terms or at all.

Income Taxes

The Company has not recorded any tax benefit on its loss before income taxes for the three months ended March 31, 2001 due to the uncertainty regarding the realization of such benefits.

Recent Accounting Developments

The Financial Accounting Standards Board ("FASB") is in the process of completing a proposal to change merger accounting rules. The proposal, 2001 FASB Exposure Draft "Business Combinations and Intangible Assets Accounting for Goodwill", would eliminate the pooling-of-interests method of accounting for mergers and acquisitions, mandating purchase accounting for such transactions. Under the current business combination accounting rules, the unallocated difference between the fair market value of the assets and liabilities purchased for an acquisition accounted for under the purchase method of accounting and the purchase price (goodwill) is amortized over the estimated useful life of this asset.

The new proposal takes a nonamortization approach to goodwill. Under the new proposal, goodwill would be tested periodically for impairment. The final rule has not been issued yet, nor is there any certainty as to the effective date of this rule. The Company is actively monitoring the status of this pronouncement.

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

Predictions of future results contain a measure of uncertainty and, accordingly, actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others, changes in the general economy, changes in demand for the Company's services and/or cyclicality in the industries to which the Company's services are rendered, governmental regulations and other unforeseen circumstances. A number of these factors are discussed in this Form 10-Q and in the Company's annual report on Form 10-K for the year ended December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                Long Term Debt
                            Non-Traded Instruments
                             As of March 31, 2001
                                  (In $000's)


                                                                                                                Fair
                                      2001      2002      2003       2004      2005     Thereafter   Total      Value
--------------------------------------------------------------------------------------------------------------------------
Variable Rate:
  Term Loan Facility:               $ 1,250    $1,250    $1,200    $17,500   $   --     $     --   $ 21,200     $21,200
     $ 18.000 million                  8.86%     8.86%     8.86%      8.86%    8.86%        8.86%
     $  0.250 million                 11.00%    11.00%    11.00%     11.00%   11.00%       11.00%
     $  0.950 million                 11.25%    11.25%    11.25%     11.25%   11.25%       11.25%
     $  2.000 million                  9.11%     9.11%     9.11%      9.11%    9.11%        9.11%
  Revolving Credit Facility:        $    --    $   --    $   --    $12,400   $   --     $     --   $ 12,400     $12,400
     $  0.375 million                 11.75%    11.75%    11.75%     11.75%   11.75%       11.75%
     $  9.000 million                  8.81%     8.81%     8.81%      8.81%    8.81%        8.81%
     $  3.025 million                 10.75%    10.75%    10.75%     10.75%   10.75%       10.75%

Fixed Rate:
  Senior Notes due 2008:            $    --    $   --    $   --    $    --   $   --     $100,000   $100,000     $35,000
  $100 million @ 10.25%                                                                    10.25%
  Security Agreements               $    47    $   46    $   --    $    --   $   --     $     --   $     93     $    93
                                      22.50%    22.50%

The Company's primary risk exposure in the normal course of business is that of interest rate risk. There have been no material changes in this type of exposure since December 31, 2000.


PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  EXHIBITS:

                    99   Reconciliation of Net Loss to Adjusted EBITDA

                    (b)  REPORTS ON FORM 8-K

                         The Company filed a Current Report on Form 8-K dated January 18, 2001, in which it amended and restated the Credit Agreement as of April 18, 2000.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Nationwide Credit, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NATIONWIDE CREDIT, INC.


/s/ Eric R. Dey
------------------------
Eric R. Dey
Chief Financial Officer

Dated: May 14, 2001