Form 10-Q
period 2001-06-30
NATIONWIDE CREDIT INC
filed 2001-08-14
CIK 1059083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001  or
                               -------------
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number  333-57429
                        ---------

                             NATIONWIDE CREDIT, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Georgia                          58-1900192
----------------------------------------     ----------------------------
        (State or other jurisdiction               (IRS Employer
      of incorporation or organization)        Identification Number)


2015 Vaughn Road, Building 300, Kennesaw, GA           30144
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:     (770) 933-6659
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

                             NATIONWIDE CREDIT, INC.

                               INDEX TO FORM 10-Q

                                  June 30, 2001


                                                                    Page
Part I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

         CONSOLIDATED BALANCE SHEETS  -----
         As of June 30, 2001 and December 31, 2000                    3

         CONSOLIDATED STATEMENTS OF OPERATIONS -----
         Three and six months ended June 30, 2001 and 2000            5

         CONSOLIDATED STATEMENTS OF CASH FLOWS -----
         Six months ended June 30, 2001 and 2000                      6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations           10

    Item 3.  Quantitative and Qualitative Disclosures
             about Market Risk                                       15

Part II.  OTHER INFORMATION

    Item 5.  Other Information                                       16

    Item 6.  Exhibits and Reports on Form 8-K                        16

    Signature Page                                                   17

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             NATIONWIDE CREDIT, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                          (Dollar amounts in thousands)

                                     ASSETS


                                                        June 30,    December 31,
                                                          2001         2000
                                                      --------------------------

CURRENT ASSETS
 Cash and cash equivalents                            $   1,556     $   2,426
 Cash held for clients                                    2,183         1,604
 Accounts receivable, net of allowance of
    $640 and $699, respectively                          21,779        16,945
 Prepaid expenses and other current assets                3,701         3,678
                                                      --------------------------
TOTAL CURRENT ASSETS                                     29,219        24,653

 Property and equipment, less accumulated
    depreciation and amortization of $18,280
    and $14,845, respectively                            16,822        17,934
 Goodwill, less accumulated amortization of
    $12,351 and $10,587, respectively                    93,519        95,283
 Other intangible assets, less accumulated
    amortization of $19,562 and $18,845, respectively       717         1,434
 Deferred financing costs, less accumulated
    amortization of $3,717 and $3,399, respectively       3,385         3,567
 Other assets                                               772         1,184
                                                      --------------------------
TOTAL ASSETS                                          $ 144,434     $ 144,055
                                                      ==========================

The accompanying notes are an integral part of these consolidated statements.

                             NATIONWIDE CREDIT, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                          (Dollar amounts in thousands)

                      LIABILITIES AND STOCKHOLDER'S DEFICIT



                                                        June 30,    December 31,
                                                          2001         2000
                                                      --------------------------

CURRENT LIABILITIES
 Collections due to clients                           $    2,183     $   1,604
 Accrued compensation                                      4,100         3,997
 Accounts payable                                          2,211         3,446
 Accrued severance and office
    closure costs, current                                 1,040         1,771
 Other accrued liabilities                                 7,446         7,814
 Short-term debt                                             224           185
 Current portion of capital leases                           520           636
 Current maturities of long-term debt                      1,616         1,625
                                                      --------------------------
TOTAL CURRENT LIABILITIES                                 19,340        21,078

Accrued severance and office
    closure costs, long-term                                 ---           576

Capital lease obligations, less current portion            1,206         1,451

Long-term debt                                           132,279       130,959
                                                      --------------------------
TOTAL LIABILITIES                                        152,825       154,064

STOCKHOLDER'S DEFICIT
 Common stock - $.01 par value
    Authorized: 10,000 shares;
    Issued and outstanding - 1,000 shares                    ---           ---
 Additional paid-in capital                               54,465        49,465
 Accumulated deficit                                     (62,716)      (59,334)
 Notes receivable - officers                                (140)         (140)
                                                      --------------------------
TOTAL STOCKHOLDER'S DEFICIT                               (8,391)      (10,009)
                                                      --------------------------

TOTAL LIABILITIES
AND STOCKHOLDER'S DEFICIT                             $  144,434     $ 144,055
                                                      ==========================


The accompanying notes are an integral part of these consolidated statements.

                             NATIONWIDE CREDIT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                          (Dollar amounts in thousands)



                                                For the Three Months               For the Six Months
                                                   Ended June 30,                    Ended June 30,
                                           -------------------------------    ------------------------------
                                                 2001            2000              2001            2000
                                           -------------- ----------------    -------------- ---------------


REVENUES                                     $   34,779      $  33,821          $  69,345      $  67,314

EXPENSES
  Salaries and benefits                          20,947         21,569             41,694         43,257
  Telecommunication                               1,693          1,173              3,102          2,492
  Occupancy                                       1,720          1,488              3,457          3,005
  Other operating and administrative              5,438          5,448             10,848         10,243
  Depreciation and amortization                   3,002          2,929              6,022          5,733
  Provision for employee severance
     and office closure                             502          1,274                502          1,274
  Other unusual charges                              --            779                 --          1,113
                                           -------------- ----------------    -------------- ---------------
TOTAL EXPENSES                                   33,302         34,660             65,625         67,117
                                           -------------- ----------------    -------------- ---------------
OPERATING INCOME (LOSS)                           1,477           (839)             3,720            197
Interest expense                                  3,501          3,524              7,102          7,011
                                           -------------- ----------------    -------------- ---------------
Loss before income taxes                         (2,024)        (4,363)            (3,382)        (6,814)
Provision for income taxes                           --             --                 --             --
                                           -------------- ----------------    -------------- ---------------
NET LOSS                                     $   (2,024)     $  (4,363)         $  (3,382)     $  (6,814)
                                           ============== ================    ============== ===============


The accompanying notes are an integral part of these consolidated statements.

                             NATIONWIDE CREDIT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (Dollar amounts in thousands)

                                                          For the Six Months
                                                             Ended June 30,
                                                      --------------------------
                                                            2001         2000
                                                      --------------------------

OPERATING ACTIVITIES
Net loss                                                $  (3,382)   $  (6,814)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                          7,091        6,491
     Other non-cash charges                                    73        1,480
Changes in operating assets and liabilities:
     Accounts receivable                                   (4,775)         437
     Prepaid expenses and other assets                       (362)      (2,596)
     Accrued compensation                                     103         (492)
     Accounts payable and other accrued liabilities        (2,966)         285
                                                      --------------------------

Net cash used in operating activities                      (4,218)      (1,209)

INVESTING ACTIVITIES
Purchases of property and equipment                        (2,505)      (5,728)

FINANCING ACTIVITIES
Capital contribution from Parent                            5,000        6,000
Repayment of long-term debt                                  (666)         (97)
Principal payments on capital leases                         (361)        (194)
Net borrowings under revolving credit facility              1,977        8,229
Proceeds from short-term debt                                 491          ---
Repayment of short-term debt                                 (452)         ---
Debt issuance costs                                          (136)         (92)
                                                      --------------------------
Net cash provided by financing activities                   5,853       13,846

(Decrease) increase in cash and cash equivalents             (870)       6,909

Cash and cash equivalents at beginning of period            2,426          ---
                                                      --------------------------


Cash and cash equivalents at end of period              $   1,556    $   6,909
                                                      ==========================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                  $   7,158    $   6,007
Fixed assets acquired under capital lease obligations   $     ---    $     727


The accompanying notes are an integral part of these consolidated statements.

                             NATIONWIDE CREDIT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been excluded. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2000 included in Form 10-K.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

3.     LONG-TERM DEBT AND STOCKHOLDER'S DEFICIT

  The following table summarizes the Company's long-term debt (in thousands):

                                     June 30, 2001    December 31, 2000
                                   ------------------------------------
  10.25% Senior Notes, due 2008        $ 100,000          $ 100,000
  Term loan facility                      20,888             21,512
  Revolving credit facility               12,940             10,963
  Security agreement                          67                109
                                   ------------------------------------
                                         133,895            132,584
  Less current maturities                 (1,616)            (1,625)
                                   ------------------------------------
                                       $ 132,279          $ 130,959
                                   ====================================


On January 16, 2001, the Company amended its revolving credit facility to obtain a new overadvance commitment (the "Overadvance Facility") and a new customer commitment (the "Customer Facility"). Under the Overadvance Facility, the Company can borrow $2.0 million at an interest rate equal to the Base Rate plus 3.75%. The facility expires on December 31, 2001 but can be extended to January 28, 2004 if the eligible accounts receivable balance is greater than $14.7 million. Under the Customer Facility, the Company can borrow $2.0 million at an interest rate equal to the Base Rate plus 3.75%. Borrowings under the Customer

Facility must be used to make payments to customers of the Company to cover the float in respect of checks deposited into one or more trust funds by debtors of such customers and can be outstanding for a maximum of 5 days. The Company is limited to two borrowings per calendar month under the Customer Facility. The Customer Facility expires on December 31, 2001. In addition, the Company is required to pay a commitment fee of .625% on the unused portion of the Overadvance Facility and Customer Facility. Among other restrictions, the credit agreement, as amended, requires the Company to maintain certain financial ratios and limits the Company's ability to incur additional debt, pay dividends, and to make acquisitions and capital expenditures. At June 30, 2001, the Company was in compliance with all covenants, as amended on January 16, 2001.

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

5.     PROVISION FOR EMPLOYEE SEVERANCE, OFFICE CLOSURE AND
       OTHER UNUSUAL CHARGES

Provision for Employee Severance and Office Closure

In the three months ended June 30, 2001, the Company increased the provision for office closure by $0.5 million as a result of settling a dispute related to an office that was previously closed.

      Changes in the accrual associated with office closures from December 31, 2000 to June 30, 2001 are as follows (in thousands):

                                                                                       Write-off
                                                     Employee     Relo-     Office     hardware
                                                     Severance    cation    Closure    /software    Total
                                                   ------------ ---------- ---------- ----------- ----------
                                                   ------------ ---------- ---------- ----------- ----------

      Accrued costs as of December 31, 2000           $ 505       $ 386     $ 1,190     $ 266        $ 2,347

      Re-estimation of the accrued costs                228        (133)        171      (266)           ---

      Additions made to the accrued costs               ---         ---         502       ---            502

      Amounts charged against the provision            (565)       (173)     (1,071)      ---         (1,809)
                                                   ------------ ---------- ---------- ----------- ----------
      Accrued costs as of June 30, 2001               $ 168       $  80    $    792     $ ---        $ 1,040
                                                   ============ ========== ========== =========== ==========

Other Unusual Charges

In the last quarter of 1999 and the first six months of 2000, the Company expanded its pre-chargeoff services to provide more comprehensive collection solutions for its clients. This expansion required the addition of two new facilities. Accordingly, the Company incurred $0.8 million in the second quarter of 2000 and $1.1 million in the first six months of 2000 for the costs of such expansion activities.

6.     RECENT ACCOUNTING DEVELOPMENTS

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141), Business Combinations, and No. 142 ("SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No.142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption, which is March 31, 2002 for the Company. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $91,754 that will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $3,528 and $1,764 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                             NATIONWIDE CREDIT, INC.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Three months ended June 30, 2001 compared to three months ended June 30, 2000)

Revenues. Total revenue increased $1.0 million or 3% from $33.8 million for the three months ended June 30, 2000 to $34.8 million for the three months ended June 30, 2001. Excluding $1.0 million of 2000 revenue from a directory assistance program to a major telecommunications company, which the Company discontinued in July 2000, revenue grew $2.0 million or 6% from $32.8 million for 2000 to $34.8 million for 2001. The increase was due to a $3.2 million increase in pre-chargeoff revenues primarily from a client in the telecommunications industry, partially offset by a $1.2 million decrease in contingent fee revenues. The decrease in contingent fee revenue was primarily due to a rate reduction by one of the Company's largest financial services clients.

Expenses. Salaries and benefits expense decreased $0.6 million or 3% to $20.9 million for the three months ended June 30, 2001 from $21.5 million for the three months ended June 30, 2000. This decrease was primarily the result of reorganizing the Company's operations and closing small unprofitable collection centers in 2000.

Telecommunications expense increased $0.5 million or 44% to $1.7 million for the three months ended June 30, 2001 from $1.2 million for the same period in 2000. The increase was primarily the result of increased collection calls due to the expansion of predictive dialer technology and, to a lesser extent, the continued growth of the business.

Occupancy expense increased $0.2 million or 16% to $1.7 million for the three months ended June 30, 2001 from $1.5 million for the same period in 2000. The increase was the result of annual rent escalations in 2001 and the Company leasing additional facilities in 2000 to accommodate the Company's growth. Although the Company eliminated small unprofitable call centers in 2000, the majority of the cost savings associated with the reorganization of the Company's operations were in salaries and benefits and other operating and administrative expenses.

Other operating and administrative expenses of $5.4 million for the three months ended June 30, 2001 were unchanged from the same period in 2000.

Depreciation and amortization expense increased $0.1 million or 2% to $3.0 million for the three months ended June 30, 2001 from $2.9 million for the period ended June 30, 2000. The increase was primarily the result of depreciation on capital assets acquired in 2000 to support the Company's revenue growth.

Provision for employee severance and office closure. The provision for employee severance and office closure was $0.5 million for the three months ended June 30, 2001, compared to $1.3 million for the same period in 2000. In the three months ended June 30, 2001, the Company increased the provision for office closure by $0.5 million as a result of settling a dispute related to an office that was previously closed. In the three months ended June 30, 2000 the Company recorded a provision for employee severance and office closure of $1.3 million to consolidate and reorganize its operations.

Other unusual charges. In the second quarter of 2001, the Company did not incur any other unusual charges. In the second quarter of 2000, the Company incurred $0.8 million of other unusual charges related to expanding its pre-chargeoff services to provide more comprehensive collection solutions for its clients.

Operating Income. Operating income was $1.5 million for the three months ended June 30, 2001, an increase of $2.3 million from an operating loss of $0.8 million for the same period in 2000. This increase was primarily the result of increased revenues, elimination of small unprofitable collection centers in 2000 and the reorganization of certain operations in 2000.

Interest Expense. Interest expense was $3.5 million for the three months ended June 30, 2001 and the three months ended June 30, 2000. Increased borrowings against the revolving credit facility were offset by lower interest rates.

Net Loss. The Company incurred a net loss for the three months ended June 30, 2001 of $2.0 million compared to a net loss of $4.4 million in the same period of 2000, as a result of the factors explained above.

(Six months ended June 30, 2001 compared to six months ended June 30, 2000)

Revenues. Total revenue increased $2.0 million or 3% from $67.3 million for the six months ended June 30, 2000 to $69.3 million for the six months ended June 30, 2001. Excluding $2.6 million of 2000 revenue from a directory assistance program to a major telecommunications company, which the Company discontinued in July 2000, revenue grew 7% from $64.7 million for 2000 to $69.3 million for 2001. The increase was due to a $7.4 million increase in pre-chargeoff revenues primarily from a client in the telecommunications industry, partially offset by a $2.8 million decrease in contingent fee revenues. The decrease in contingent fee revenue was primarily due to a rate reduction by one of the Company's largest financial services clients.

Expenses. Salaries and benefits expense decreased $1.6 million or 4% to $41.7 million for the six months ended June 30, 2001 from $43.3 million for the six months ended June 30, 2000. This decrease was primarily the result of reorganizing the Company's operations and closing small unprofitable collection centers in 2000.

Telecommunications expense increased $0.6 million or 24% to $3.1 million for the six months ended June 30, 2001 from $2.5 million for the same period in 2000. The increase was primarily the result of increased collection calls due to the expansion of predictive dialer technology and, to a lesser extent, the continued growth of the business.

Occupancy expense increased $0.5 million or 15% to $3.5 million for the six months ended June 30, 2001 from $3.0 million for the same period in 2000. The increase was the result of annual rent escalations in 2001 and the Company leasing additional facilities in 2000 to accommodate the Company's growth. Although the Company eliminated small unprofitable call centers in 2000, the majority of the cost savings associated with the reorganization of the Company's operations were in salaries and benefits and other operating and administrative expense.

Other operating and administrative expense increased $0.6 million or 6% to $10.8 million for the six months ended June 30, 2001 from $10.2 million for the same period in 2000. The increase was primarily the result of additional professional services fees incurred due to growth in the Company's business.

Depreciation and amortization expense increased $0.3 million or 5% to $6.0 million for the six months ended June 30, 2001 from $5.7 million for the period ended June 30, 2000. The increase was primarily the result of depreciation on capital assets acquired in 2000 to support the Company's revenue growth.

Provision for employee severance and office closure. The provision for employee severance and office closure was $0.5 million for the six months ended June 30, 2001, compared to $1.3 million for the same period in 2000. In the six months ended June 30, 2001, the Company increased the provision for office closure by $0.5 million as a result of settling a dispute related to an office that was previously closed. In the six months ended June 30, 2000 the Company recorded a provision for employee severance and office closure of $1.3 million to consolidate and reorganize its operations.

Other unusual charges. In the first six months of 2001, the Company did not incur any other unusual charges. In the first six months 2000, the Company incurred $1.1 million of other unusual charges related to expanding its pre-chargeoff services to provide more comprehensive collection solutions for its clients.

Operating Income. Operating income was $3.7 million for the six months ended June 30, 2001, an increase of $3.5 million from operating income of $0.2 million for the same period in 2000. This increase was primarily the result of increased revenues, elimination of small unprofitable collection centers in 2000 and the reorganization of certain operations in 2000.

Interest Expense. Interest expense was $7.1 million for the six months ended June 30, 2001 compared to $7.0 million for the same period in 2000, an increase of $0.1 million. This increase was primarily the result of additional borrowings against the revolving credit facility and interest paid on capital lease obligations, partially offset by lower interest rates.

Net Loss. The Company incurred a net loss for the six months ended June 30, 2001 of $3.4 million compared to a net loss of $6.8 million in the same period of 2000, as a result of the factors explained above.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of cash have been bank borrowings, public debt offerings, cash flows from operations and capital infusions from the Company's investors. Cash has been primarily used for repayment of bank borrowings, purchases of equipment, and working capital to support the Company's growth.

Cash Flows. Cash used in operating activities was $4.2 million for the six months ended June 30, 2001 compared to $1.2 million for the six months ended June 30, 2000, resulting in an increase in cash used of $3.0 million. The increase in cash used compared to the same period in 2000 was primarily the result of an increase in accounts receivable, which in turn was primarily due to the timing of payments by the Company's clients.

Cash used in investing activities was $2.5 million and $5.7 million for the six months ended June 30, 2001 and 2000, respectively, consisting primarily of capital expenditures.

Cash provided by financing activities was $5.9 million and $13.8 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash provided by financing activities in 2001 compared to 2000 was primarily due to a decrease in additional borrowings on the revolving credit facility and additional payments made on the term loan and capital leases during 2001. In the first half of 2001, the Company borrowed an additional $2.0 million on the Company's revolving credit facility compared to borrowings of $8.2 million during the first half of 2000.

Working Capital. Working capital increased to $9.9 million at June 30, 2001 from $3.6 million at December 31, 2000, primarily as a result of the $4.8 million increase in accounts receivable discussed above and a $2.2 million decrease in accounts payable and other accrued liabilities. Accounts payable and other accrued liabilities decreased by $2.2 million during 2001 primarily due to the Company's ongoing efforts to curtail expenses and continued payments for accrued severance and office closure.

Capital Expenditures. Capital expenditures for the six months ended June 30, 2001 were $2.5 million, primarily for equipment to support the expansion of pre-chargeoff services to a major telecommunications company as well as investment in telecommunications and information systems technology. The Company expects to limit capital spending to approximately $5.5 million for the year ending December 31, 2001.

Liquidity. The principal sources of liquidity for the Company's business and operating needs in the first half of 2001 were internally generated funds from its operations, borrowings of $2.0 million against the revolving credit facility ("Revolving Credit Facility") and a $5.0 million capital infusion from the Company's shareholder. On January 16, 2001, the Company amended its Revolving Credit Facility to obtain a new overadvance commitment (the "Overadvance Facility") and a new customer commitment (the "Customer Facility"). Under the Overadvance Facility, the Company can borrow $2.0 million at an interest rate equal to the Base Rate plus 3.75%. The facility expires on December 31, 2001 but can be extended to January 28, 2004 if the eligible accounts receivable balance is greater than $14.7 million. Under the Customer Facility, the Company can borrow $2.0 million at an interest rate equal to the Base Rate plus 3.75%. Borrowings under the Customer Facility must be used to make payments to customers of the Company to cover the float in respect of checks deposited into one or more trust funds by debtors of such customers and can be outstanding for a maximum of 5 days. The Company is limited to two borrowings per calendar month under the Customer Facility. The Customer Facility expires on December 31, 2001. In addition, the Company is required to pay a commitment fee of .625% on the unused portion of the Overadvance Facility and Customer Facility. At June 30, 2001, the Company had $12.9 million of borrowings outstanding under the Revolving Credit Facility. Among other restrictions, the Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and limits the Company's ability to incur additional debt, pay dividends, and to make acquisitions and capital expenditures. At June 30, 2001, the Company was in compliance with all covenants, as amended on January 16, 2001.

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

INCOME TAXES

The Company has not recorded any tax benefit on its loss before income taxes for the six months ended June 30, 2001 due to the uncertainty regarding the realization of such benefits.

RECENT ACCOUNTING DEVELOPMENTS

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141), Business Combinations, and No. 142 ("SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No.142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption, which is March 31, 2002 for the Company. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $91,754 that will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $3,528 and $1,764 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                                 Long Term Debt
                             Non-Traded Instruments
                               As of June 30, 2001
                          (Dollar amounts in thousands)

                                                                                                               Fair
                                    2001      2002     2003       2004     2005     Thereafter     Total       Value
                                   -------- --------- -------- --------- --------- ------------ ---------- ----------
Variable Rate:
    Term Loan Facility:            $  938   $  1,250  $ 1,200   $ 17,500    $ ---     $   ---     $ 20,888     $20,888
           $18.000 million           7.74%     7.74%    7.74%     7.74%     7.74%        7.74%
           $ 0.188 million           9.75%     9.75%    9.75%     9.75%     9.75%        9.75%
           $ 0.700 million          10.00%    10.00%   10.00%    10.00%    10.00%       10.00%
           $ 2.000 million           7.99%     7.99%    7.99%     7.99%     7.99%        7.99%

    Revolving Credit Facility:     $  ---   $   ---   $  ---    $ 12,940   $ ---      $   ---     $ 12,940     $12,940
           $ 0.800 million          10.50%    10.50%   10.50%    10.50%    10.50%       10.50%
           $ 9.000 million           7.49%     7.49%    7.49%     7.49%     7.49%        7.49%
           $ 3.140 million           9.50%     9.50%    9.50%     9.50%     9.50%        9.50%

Fixed Rate:
    Senior Notes due 2008:         $  ---   $   ---   $  ---    $  ---     $ ---      $100,000    $100,000     $31,000
    $100 million @ 10.25%                                                               10.25%

    Security Agreements            $   21   $    46   $  ---   $   ---     $ ---      $   ---     $     67     $    67
                                    22.50%    22.50%

The Company's primary risk exposure in the normal course of business is that of interest rate risk. There have been no material changes in this type of exposure since December 31, 2000.

Part II.  OTHER INFORMATION

ITEM 5.  Other Information

In June 2001, the Company was notified that one of its significant customers would not be renewing its contract for pre-chargeoff services from the Company. The Company understands that the customer has internalized its account receivable management functions, which are the services the Company had been performing for the customer under this contract. In 2000, revenues from this contract represented approximately nine percent of the Company's revenues. Since the non-renewal of this contract, the Company has experienced an increase in other business from that customer and has added new customer relationships to the Company's sources of revenue. Therefore, at this time, the Company cannot predict whether or to what extent the non-renewal of this contract will have a material adverse effect on the Company's financial condition and results of operations in future reporting periods.

ITEM 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits:

          99       Reconciliation of Net Loss to Adjusted EBITDA

   (b)   Reports on Form 8-K:

          During the quarter ended June 30, 2001, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NATIONWIDE CREDIT, INC.
                                  (Registrant)

                              By: /s/ Michael Lord
                   -------------------------------------------
                                  Michael Lord
                           Co-Chief Executive Officer

                                 /s/ Eric R. Dey
                  --------------------------------------------
                                   Eric R. Dey
                             Chief Financial Officer


August 14, 2001
---------------
(Date)